Form 10-Q
period 2019-09-30
LOVARRA
filed 2019-11-12
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-231286

LOVARRA

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7370 (Primary Standard Industrial Classification Number)	35-2618297 (IRS Employer Identification Number)

Kemp House,

152 - 160 City Road,

London EC1V 2NX

United Kingdom

Telephone No.: +442039368036

E-mail: director@lovarra.com

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,500,000 common shares issued and outstanding as of November 8, 2019.

LOVARRA

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim condensed financial statements of Lovarra (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the interim condensed financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

LOVARRA

Condensed Financial Statements

September 30, 2019

(Expressed in U.S. dollars)

(unaudited)

Index

Condensed Balance Sheets5

Condensed Statements of Operations and Comprehensive Loss6

Condensed Statements of Stockholders’ Equity (Deficit)7

Condensed Statements of Cash Flows8

LOVARRA Condensed Balance Sheets (Expressed in U.S. dollars)
	September 30, 2019 $	December 31, 2018 $
	(unaudited)
ASSETS
Current Assets

Prepaid expense and deposits	3,989	3,914

TOTAL ASSETS	3,989	3,914
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities

Bank indebtedness	–	4
Accounts payable and accrued liabilities	1,500	–
Due to related party (Note 3)	8,185	25

Total Liabilities	9,685	29

Nature of Business and Continuance of Operations (Note 1)

Stockholder’s Equity (Deficit)

Common Stock Authorized: 75,000,000 shares, $0.001 par value Issued and outstanding: 4,500,000 shares	4,500	4,500
Deficit	(10,196)	(615)

Total Stockholder’s Equity (Deficit)	(5,696)	3,885

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	3,989	3,914

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Operations and Comprehensive Loss (Expressed in U.S. dollars) (unaudited)
	Three months ended September 30, 2019 $	Three months ended September 30, 2018 $	Nine months ended September 30, 2019 $	For the period from January 29, 2018 (date of inception) to September 30, 2018 $

EXPENSES

General and administrative	48	66	540	178
Professional fees	1,650	149	8,974	299
Rent	22	22	67	22

Total Expenses	1,720	237	9,581	499

Net Loss and Comprehensive Loss	(1,720)	(237)	(9,581)	(499)

Basic and Diluted Net Loss per Common Share	–	–	–	–

Weighted Average Number of Common Shares Outstanding	4,500,000	4,500,000	4,500,000	4,500,000

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Stockholder’s Equity (Deficit) (Expressed in U.S. dollars) (unaudited)
	Common Stock		Deficit $	Total Stockholders' Equity (Deficit) $
	Number of Shares	Amount $

Balance, December 31, 2018	4,500,000	4,500	(615)	3,885

Net loss for the period	–	–	(4,199)	(4,199)

Balance, March 31, 2019	4,500,000	4,500	(4,814)	(314)

Net loss for the period	–	–	(3,662)	(3,662)

Balance, June 30, 2019	4,500,000	4,500	(8,476)	(3,976)

Net loss for the period	–	–	(1,720)	(1,720)

Balance, September 30, 2019	4,500,000	4,500	(10,196)	(5,696)

	Common Stock		Deficit $	Total Stockholders' Equity $
	Number of Shares	Amount $

Balance, January 29, 2018 (date of inception) and March 31, 2018	–	–	–	–

Issuance of common stock	4,500,000	4,500	–	4,500

Net loss for the period	–	–	(262)	(262)

Balance, June 30, 2018	4,500,000	4,500	(262)	4,238

Net loss for the period	–	–	(237)	(237)

Balance, September 30, 2018	4,500,000	4,500	(499)	4,001

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Cash Flows (Expressed in U.S. dollars) (unaudited)
	Nine months ended September 30, 2019 $	Period from January 29, 2018 (date of inception) to September 30, 2018 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(9,581)	(499)

Changes in Operating Assets and Liabilities:

Prepaid expense and deposits	(75)	(3,936)
Accounts payable and accrued liabilities	1,500	–

Net Cash Used in Operating Activities	(8,156)	(4,435)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	8,160	25
Proceeds from issuance of common stock	–	4,500

Net Cash Provided by Financing Activities	8,160	4,525

Change in Cash	4	90

Cash (bank indebtedness), Beginning of Period	(4)	–

Cash, End of Period	–	90

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA

Notes to the Condensed Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

(unaudited)

Note 1 – Nature of Business and Continuance of Operations

Lovarra (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. The Company is focused on application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application.

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations. As at September 30, 2019, the Company has no revenues, negative cash flows from operating activities, a working capital deficit of $5,696, and an accumulated deficit of $10,196. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

Note 2 - Significant Accounting Policies

Interim Condensed Financial Statements

These interim condensed financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Use of Estimates and Judgments

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Fair Value Measurements

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by U.S. generally accepted accounting principles. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

Level 1 – quoted prices for identical instruments in active markets.

LOVARRA

Notes to the Condensed Financial Statements

For the Nine Months Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

(unaudited)

Note 2 - Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and.

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist of cash, bank indebtedness, accounts payable and accrued liabilities, and amounts due to a related party. The fair value of cash and bank indebtedness is determined based on Level 1 inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recently Adopted Accounting Pronouncements

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. The adoption of this standard did not have a material impact on the Company’s financial statements, as the Company’s only lease agreement is its rent lease which is applied on a month-to-month basis.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Related Party Transactions

As at September 30, 2019, the Company owed $8,185 (December 31, 2018 - $25) to the Chief Executive Officer of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.

Note 4 – Common Stock

On April 20, 2018, the Company issued 4,500,000 shares of common stock to the Chief Executive Officer of the Company for proceeds of $4,500.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

Business Development

We are a development-stage company, incorporated on January 29, 2018 in the State of Nevada, with a fiscal year end of December 31. We lease a property at Kemp House, 152 - 160 City Road, London EC1V 2NX, United Kingdom. Our telephone number is: 442039368036. The only employee of the Company is its sole officer and director, Vadim Rata. We are a development-stage company that intends to develop, market and sell a subscription-based income/expense tracking application service. The management is also discussing providing a secure physical wallet that only opens once an expenditure/earning is reflected in the application. To date, our operations have been limited to researching the marketplace for our proposed income/expense application product possibly connected to a physical wallet and the issues entailed in developing these products, as well as the preliminary design and development of our website. We have not yet implemented our business model or undertaken development of our proposed income/expense product nor the possible physical wallet. To date, we have generated no revenues from our operations. There can be no assurances that our efforts to develop our proposed income/expense service will succeed, or that we will be able to market our proposed income/expense service or the potential physical wallet, if developed.

Our Business

We intend to develop, launch, market and sell (via subscription), what will be (depending on user preferences) the most secure income/expense tracking system available today. We are considering development of a physical wallet with a Bluetooth lock controlled by our application on effectiveness of its functionality, available pricing of the product, designs and materials to use.

The Application

Our proposed LOVARRA Application (LOVARRA) will be an expense and earnings tracker with all modern features. The functionality of our future product shall include but will not be limited the following functionality:

GENERAL:

• Tracking both expenses and income.

• Support for multiple accounts and transfers between them.

• All entries, accounts, tags, parties and groups can be edited or deleted at any time.

• Photo and file attachments.

• Passcode protection to hide your financial data from unwanted eyes.

• Recurring entries, both expenses and earnings, with rich frequency options.

• History to view and adjust your previous entries.

• Tags to organize your entries the way you like.

• Ability to specify vendors/payees and clients/payers (parties).

• Groups to separate your regular expenses from business or holiday trips.

• Time of entries is recorded as well.

REPORTS:

• Instant reports for any period of time and kind of expenses.

• Timeline bar graph reports for days, weeks and months, with whatever filter you set.

• Structure of expenses and income, split by tags, parties, accounts or groups, in percentages and absolute amounts, for any report filter.

• Daily, weekly and monthly averages.

• Reports for particular hours.

• Instant account balances.

• Report filter presets - switch between your favorite reports with just a tap.

MULTIPLE CURRENCIES:

• Full support for over 160 world currencies.

• Quick toggle between the currencies you are using most often.

• Currency conversion, with both automatically retrieved and user-defined exchange rates.

• Adjustable exchange rates update mode to reduce traffic fees (automatic, Wi-Fi only, manual).

EXPORT AND IMPORT:

• Ability to analyze your entries in a spreadsheet using CSV export.

• Backup and restore your data and settings over Wi-Fi or Email.

• Default email address to speed-up exporting via Email.

Why physical wallet?

In future, once we start generating revenues, we plan on developing a physical wallet with a lock on it. The lock will open via Bluetooth at a moment a user makes an entry to the application. That way we will exclude a chance for an expense or an income occur and stay unrecorded, thus, significantly increasing the efficiency of the users’ budget planning and monitoring of their monies. The scope of the project is huge, and we expect it to take at least 12 months to be completed.

Monetization of the project:

We plan on providing one-month free trial for users to look-and-feel its usage comfort and enjoy its design. After that, users will be offered to purchase in-app subscriptions for 6/12/24 months. They will be able to pay simply using a credit/debit card that has been previously linked to the App.

Further, when the business is successful and as the physical wallets are developed, they will be available for sale on our website or purchased through the App.

The wallets will be delivered to their new owners with a promo-code of one-year App subscription.

Monetization from in-app advertisements will also be one of our income sources. We also maintain website at lovarra.com

Company Overview

We are a development-stage company that intends to provide subscription-based, highly secure expense and earnings tracking application service for personal and corporate use. We have not generated any revenues to date.

RESULTS OF OPERATION

As of the nine months ended September 30, 2019, the Company has a net loss of $9,581. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2019

Revenue

During the three months ended September 30, 2019 and 2018, the Company has not earned any revenue.

Operating Expenses

During the three-month period ended September 30, 2019, we incurred total expenses and professional fees of $1,720 compared to $237 during the three months ended September 30, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three-month period ended September 30, 2019 was $1,720 compared to net loss of $237 during the three months ended September 30, 2018.

Nine Month Period Ended September 30, 2019

Revenue

During the nine months ended September 30, 2019 and 2018, the Company has not earned any revenue.

Operating Expenses

During the nine-month period ended September 30, 2019, we incurred total expenses and professional fees of $9,581 compared to $499 during the nine months ended September 30, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the nine-month period ended September 30, 2019 was $9,581 compared to net loss of $499 during the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, our total assets were $3,989 compared to $3,914 in total assets as of December 30, 2018. As of September 30, 2019, and since the inception date to December 31, 2018, our liabilities were $9,685 and $29, respectively.

Stockholders’ equity was $3,885 as of December 31, 2018, compared to stockholders’ deficit of $(5,696) as of September 30, 2019.

Cash Flows from Operating Activities

For the nine-month period ended September 30, 2019, net cash flows used in operating activities were $8,156 compared to $4,435 during the nine months ended September 30, 2018.  The increase in cash used for operating activities is due to an increase in overall operating activity during the year.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine-month period ended September 30, 2019 was $8,160 compared to $4,525.  Financing for the current year was from the Chief Executive Officer of the Company which is unsecured, non-interest bearing, and due on demand whereas $4,500 of financing from the prior year was due to the issuance of common stock to the Chief Executive Officer of the Company.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our December 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.  There has been no change in our going concern assumption as at September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.  The Company has a sole officer and director of the Company and does not address segregation of duties and does not have proper oversight of management through an independent Audit Committee or Board of Directors.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  Our independent auditors have not, and is not required to, provide assurance over our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities were sold during the nine-month period ended September 30, 2019.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the nine-month period ended September 30, 2019.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOVARRA

Date: November 12, 2019	By: /s/ Vadim Rata
Vadim Rata President, director, principal executive officer, principal financial officer, principal accounting officer and controller