Form 10-K
period 2019-12-31
LOVARRA
filed 2020-03-30
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Telephone No.: +442038078230

E-mail: director@lovarra.com

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,038,000 common shares issued and outstanding as of March 27, 2020.

LOVARRA

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Description of Business

Business Development

We are a development-stage company, incorporated on January 29, 2018 in the State of Nevada, with a fiscal year end of December 31. We lease a property at Kemp House, 152 - 160 City Road, London EC1V 2NX, United Kingdom. Our telephone number is: 442038078230. The only employee of the Company is its sole officer and director, Vadim Rata. We are a development-stage company that intends to develop, market and sell a subscription-based income/expense tracking application service. The management is also discussing providing a secure physical wallet that only opens once an expenditure/earning is reflected in the application. To date, our operations have been limited to researching the marketplace for our proposed income/expense application product possibly connected to a physical wallet and the issues entailed in developing these products, as well as the preliminary design and development of our website. We have not yet implemented our business model or undertaken development of our proposed income/expense product nor the possible physical wallet. To date, we have generated no revenues from our operations. There can be no assurances that our efforts to develop our proposed income/expense service will succeed, or that we will be able to market our proposed income/expense service or the potential physical wallet, if developed.

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

Monetization from in-app advertisements will also be one of our income sources. We also maintain website at lovarra.com

Employees and Employment Agreements

We have no employees other than our sole officer and director, Vadim Rata. Mr. Rata is not employed elsewhere so has the flexibility and willingness devote all of his time to work on our company and will not be paid a salary nor compensation.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to our director for time spent as a director.

Item 1A.  Risk Factors

Not applicable to our Company.

Item 1B. Unresolved Staff Comments

Not applicable to our Company.

Item 2.  Description of Property

Not applicable to our Company.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is currently no trading market for our common stock. We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock.

None of our issued and outstanding common stock is eligible for sale pursuant to Rule 144 under the Securities Act of 1933. Rule 144, as currently in effect, allows a person who has beneficially owned shares of a company's common stock for at least twelve months to sell within any three-month period a number of shares that does not exceed the greater of:

1. One percent of the number of shares of the subject company's common stock then outstanding; or,

2. The average weekly trading volume of the subject company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales of common stock under Rule 144 are also subject to manner of sale provisions, notice requirements, and the subject company must be current in its public information filings.

Under Rule 144(k), a person who is not one of the subject company's affiliates at any time during the twelve months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

We registered 5,000,000 shares of our common stock under the Securities Act of 1933, as amended, for sale. There is currently one holder of record of our common stock.

We have not declared any dividends on our common stock since the inception of our company. There is no restriction in our articles of incorporation or bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near or foreseeable future.

The Company has 70,000,000, $0.001 par value shares of common stock authorized.

On April 20, 2018, the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

There were 4,500,000 shares of common stock issued and outstanding as of December 31, 2019.

Item 6. Selected Financial Data

Not applicable to our companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this registration statement and prospectus.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements.

Our audited financial statements are stated in U.S. dollars and are prepared in accordance with U.S. generally accepted accounting principles (US GAAP).

Company Overview

We are a development-stage company that intends to provide subscription-based, highly secure expense and earnings tracking application service for personal and corporate use. We have recently commenced business operations and have not generated any revenues to date.

Plan of Operations

Over the two-year period commencing upon the effective date of our S-1 prospectus, we intend to develop our corporate website and the LOVARRA Application (LOVARRA), in addition to launching sales and marketing activities.

Within 720 days of the S-1 prospectus becoming effective, we will hire a third-party development firm to build our website and develop the LOVARRA. We anticipate hiring firms located in Eastern Europe to undertake these assignments. We expect the initial release of the LOVARRA within 25 months of the effective date of our S-1 prospectus. We will initially develop the LOVARRA for use on both the iOS and Android platforms and will seek to develop the LOVARRA for use on Windows and Mac platforms in the future.

Within 30 months of the S-1 prospectus becoming effective, we anticipate developing our marketing materials, user guide and sales guide. We will also research publications that cater to our target market and attempt to get editorials in these publications to create additional product awareness. Our marketing efforts will be primarily Internet-based and may include some or all of the following:

·Display Advertising - Using web banners or banner advertisements placed on third-party websites to drive traffic to our website and thereby increase awareness for our proposed products.

·Search Engine Marketing - Promoting our website by increasing its visibility in search engines through the use of paid placement, contextual advertising, and paid inclusion, or through the use of free search engine optimization techniques.

·Search Engine Optimization - Improving the visibility of our website in search engines via "natural" or un-paid ("organic" or "algorithmic") search results.

·Social Media Marketing – Seeking to increase and gain traffic and attention to our website through creating and maintaining a presence on a variety of social media sites.

Traditional e-product marketing utilizing social media, non-spam e-mail, fax blasts and press releases will also be utilized to increase product awareness. We expect to complete this phase within 360 days of the effective date of this prospectus.

We may attempt to raise additional money through private placements, public offerings or long-term loans in order to expand and enhance our proposed product offerings, enhance our presence in the marketplace, enter into different facets of the marketplace, increase our product sales and grow our business. We will also continue to refine our proposed product and optimize our Interned-based marketing efforts from the market feedback we expect to receive. We do not, at this point in time, have cost or timing estimates for these endeavors.

At present, Vadim Rata, our sole officer and director, through his investment in our common stock, has invested $5,865 in our company. Mr. Rata made a formal additional financial commitment to loan up to $40,000, if required, for the further development of the business. Mr. Rata entered into an interest-free loan agreement with Lovarra on April 20, 2018. According to it, Mr. Rata agreed to advanced funds to the Company in total amount of $40,000. Such funds shall be used by Lovarra for purposes of development of business. Lovarra will repay the loan to Mr. Rata at such time the management of the Company deems it reasonable. At the present time, we have not made any arrangements to raise additional cash other than through this offering; however, we intend to raise additional capital through private placements once we gain a quotation on the Over-The-Counter Bulletin Board or the OTC Markets, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend development and marketing operations until we do raise the cash or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any phase of our development or marketing efforts because we do not have enough capital, we will cease our development and or marketing operations until we raise sufficient funds. Attempting to raise capital after failing in any phase of our development plan could be difficult.

RESULTS OF OPERATION

For the year ended December 31, 2019, the Company has a net loss of $11,113. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Years Ended December 31, 2019 and 2018

Revenue

During the year ended December 31, 2019 and 2018, the Company has not earned any revenue.

Operating Expenses

During the year ended December 31, 2019, we incurred total expenses and professional fees of $11,113 compared to $615 during the year ended December 31, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and increase was due to legal and accounting expenses relating to our Form S-1 registration and our 10-Q filing statements with the SEC.

Net Loss

Our net loss for the year ended December 31, 2019 was $11,113 compared to net loss of $615 during the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, our total assets were $137 compared to $3,914 in total assets as of December 31, 2018. The decrease in assets is due to the return of prepaid expense from 2018 where the services were not provided and the funds were returned to the Company.

As of December 31, 2019, and, 2018, our liabilities were $7,365 and $29, respectively.  The increase is due to additional funds contributed by our President and Director for operations.

Stockholders’ equity was $3,885 as of December 31, 2018, compared to stockholders’ deficit of $7,228 as of December 31, 2019. The difference was due to operations during the year ended December 31, 2019 which was supported by cash funding from our President and Director as opposed to the issuance of common shares.

Subsequent to December 31, 2019, we issued 538,000 shares for proceeds of $8,070.

Cash Flows from Operating Activities

For the year ended December 31, 2019, net cash flows used in operating activities were $6 compared to $4,504 during the year ended December 31, 2018.  The decrease in cash used for operating activities is due to the fact that the majority of the expenses during the year were paid directly by the President and Director.

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2019 was $50 compared to $4,500. Financing for the current year was from the Chief Executive Officer of the Company which is unsecured, non-interest bearing, and due on demand whereas $4,500 of financing from the prior year was due to the issuance of common stock to the Chief Executive Officer of the Company.

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Not applicable to our companies.

Item 8. Financial Statements and Supplementary Data

LOVARRA

Financial Statements

For the Years Ended December 31, 2019 and 2018

(expressed in U.S. dollars)

Index

Report of Independent Registered Public Accounting Firm11

Condensed Balance Sheets12

Condensed Statements of Operations and Comprehensive Loss13

Condensed Statements of Stockholders’ Equity (Deficit)14

Condensed Statements of Cash Flows15

Notes to Financial Statements16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lovarra

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lovarra (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended and related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2019 and 2018, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, and has incurred operating losses and negative cash flows from operations since inception. As at December 31, 2019, the Company has a working capital deficit of $7,228 and an accumulated deficit of $11,728. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of the Company’s internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2018

Vancouver, Canada

March 27, 2020

LOVARRA Balance Sheets (Expressed in U.S. dollars)
	December 31, 2019 $	December 31, 2018 $
ASSETS
Current Assets

Cash	40	–
Prepaid expenses and deposits (Note 3)	97	3,914

TOTAL ASSETS	137	3,914
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities

Bank indebtedness	–	4
Accounts payable and accrued liabilities	1,500	–
Due to a related party (Note 5)	5,865	25

Total Liabilities	7,365	29

Nature of Business and Continuance of Operations (Note 1)
Subsequent Events (Note 7)

Stockholder’s Equity (Deficit)

Common Stock Authorized: 75,000,000 shares of common stock, $0.001 par value 4,500,000 shares issued and outstanding	4,500	4,500
Deficit	(11,728)	(615)

Total Stockholder’s Equity (Deficit)	(7,228)	3,885

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	137	3,914

(The accompanying notes are an integral part of these financial statements)

LOVARRA Statements of Operations and Comprehensive Loss (Expressed in U.S. dollars)
	Year ended December 31, 2019 $	Period from January 29, 2018 (date of incorporation) to December 31, 2018 $

EXPENSES

General and administrative	550	272
Professional fees	10,474	299
Rent	89	44

Total Expenses	11,113	615

Net Loss and Comprehensive Loss	(11,113)	(615)

Basic and Diluted Net Loss per Common Share	–	–

Weighted Average Number of Common Shares Outstanding	4,500,000	3,415,179

(The accompanying notes are an integral part of these financial statements)

LOVARRA Statements of Stockholder’s Equity (Deficit) (Expressed in U.S. dollars)
	Common Stock		Accumulated Deficit $	Total Stockholders' Equity (Deficit) $
	Number of Shares	Amount $

Balance, January 29, 2018 (date of incorporation)	–	–	–	–

Issuance of common stock	4,500,000	4,500	–	4,500

Net loss for the period	–	–	(615)	(615)

Balance, December 31, 2018	4,500,000	4,500	(615)	3,885

Net loss for the year	–	–	(11,113)	(11,113)

Balance, December 31, 2019	4,500,000	4,500	(11,728)	(7,228)

(The accompanying notes are an integral part of these financial statements)

LOVARRA Statements of Cash Flows (Expressed in U.S. dollars)
	Year ended December 31, 2019 $	Period from January 29, 2018 (date of incorporation) December 31, 2018 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	(11,113)	(615)

Changes in Operating Assets and Liabilities:

Prepaid expense and deposits	3,817	(3,914)
Accounts payable and accrued liabilities	1,500	–
Due to related party	5,790	25

Net Cash Used in Operating Activities	(6)	(4,504)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	–	4,500
Proceeds from a related party	50	–

Net Cash Provided by Financing Activities	50	4,500

Change in Cash	44	(4)

Cash, Beginning of Period	(4)	–

Cash, End of Period	40	(4)

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

LOVARRA

Notes to the Financial Statements

For the Year Ended December 31, 2019 and Period from January 29, 2018 (Date of Incorporation) to December 31, 2018

(Expressed in U.S. dollars)

Note 1 – Nature of Business and Continuance of Operations

Lovarra (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. The Company is focused on software application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application.

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  As at December 31, 2019, the Company has no revenues, negative cash flows from operating activities, a working capital deficit of $7,228, and an accumulated deficit of $11,728. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

LOVARRA

Notes to the Financial Statements

For the Year Ended December 31, 2019 and Period from January 29, 2018 (Date of Incorporation) to December 31, 2018

(Expressed in U.S. dollars)

Note 2 - Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

As at December 31, 2019 and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal, state and local income tax returns in the U.S., as applicable. For U.S. income tax returns, the open taxation years range from 2018 to 2019. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three-year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of U.S. have not examined any of the Company’s income tax returns for the open taxation years noted above.

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

Financial instruments consist of cash, bank indebtedness, accounts payable and accrued liabilities, and amounts due to a related party. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

LOVARRA

Notes to the Financial Statements

For the Year Ended December 31, 2019 and Period from January 29, 2018 (Date of Incorporation) to December 31, 2018

(Expressed in U.S. dollars)

Note 2 - Significant Accounting Policies (continued)

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2019 and 2018, the Company had no items that affected comprehensive loss.

Recent Accounting Pronouncements

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard did not have a material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Prepaid Expenses and Deposits

	December 31, 2019 $	December 31, 2018 $

Prepaid deposit	–	3,870
Prepaid rent	97	44

	97	3,914

LOVARRA

Notes to the Financial Statements

For the Year Ended December 31, 2019 and Period from January 29, 2018 (Date of Incorporation) to December 31, 2018

(Expressed in U.S. dollars)

Note 4 – Common Stock

On April 20, 2018, the Company issued 4,500,000 shares of common stock to the Chief Executive Officer and Director of the Company for proceeds of $4,500.

Note 5 – Related Party Transactions

As at December 31, 2019, the Company owed $5,865 (2018 - $25) to the Chief Executive Officer and Director of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.

Note 6 – Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2019 $	2018 $

Income tax recovery at statutory rate	2,334	129

Change in valuation allowance	(2,334)	(129)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities are as follows:

	2019 $	2018 $

Net operating losses carried forward	2,463	129
Valuation allowance	(2,463)	(129)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $2,463 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, and commence expiration in the year 2038.

Note 7 – Subsequent Events

(a)On February 13, 2020, the Company issued 317,000 shares of common stock at $0.015 per share for proceeds of $4,755.

(b)On March 2, 2020, the Company issued 221,000 shares of common stock at $0.015 per share for proceeds of $3,315.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

Management has determined that, as of December 31, 2019, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm is not required to, and has not, perform formal testing of our internal controls or policies and has not issued an independent opinion as to the quality of our internal controls.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Officers and Directors

At each annual meeting of stockholders, qualified directors will be elected to hold office until the next annual meeting of stockholders. Each director will hold office until the expiration of the term for which elected and until a qualified successor has been elected. The officers of our company are appointed by our board of directors and may hold office for such term as prescribed by our board of directors or until such person's death or removal from office.

The name, address, age, and position of our present officer(s) and director(s) is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)

Vadim Rata Str. Petru Rares bl. V1 sc. D, et. 4, ap. 17, Tirgu Frumos, 705300 Romania	26	President, Secretary, Treasurer and Director

On April 2, 2018, Vadim Rata was appointed as our sole Director, Secretary and Treasurer.

Background of Officer(s) and Director(s)

Mr. Rata, aged 26, is a national and citizen of Romania. He graduated from Bucharest Academy of Economic Studies in June 2014. In August 2014, Mr. Rata started his employment at DiraIT, a Bucharest IT firm, where he held a position of junior IT manager. The processes Mr. Rata oversaw included communicating with clients of the company, drafting agreements of engagement and services provision. In May 2016, Mr. Vadim Rata terminated his employment with DiraIT. Later in June 2016, he was hired by Kwiftol and got a position of a business analyst. The responsibilities there included predicting the IT market tendencies for the next quarter and adjusting the company’s business directions accordingly. Mr. Rata quit from Kwiftol in March 2018. Since April 20, 2018, Mr. Rata has served full-time as a President, Treasurer, Secretary and Director of Lovarra and has not been engaged in other kinds of business activities.

Involvement in Certain Legal Proceedings

Mr. Rata, our sole officer and director, has not been involved in any of the following events during the past 5 years:

1.	Any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within 2 years prior to that time;

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or,

4.

Being found by a (i) court of competent jurisdiction (in a civil action), (ii) the Securities and Exchange Commission, or (iii) the Commodity Futures Trading Commission, to have violated a federal or state securities or commodities law, where the judgment has not been reversed, suspended, or vacated.

Item 11. Executive Compensation

Summary of Compensation

Since the incorporation we have made no provisions for paying cash and/or non-cash compensation to our sole officer and director.

The following table sets forth the compensation paid by us from inception on January 29, 2018 through the fiscal year ended December 31, 2018, and for the year ended December 31, 2019. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officer(s) up to the effective date of this prospectus. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE FOR THE FISCAL YEAR ENDING DECEMBER 31, 2018 and 2019

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vadim Rata President, Secretary, Treasurer and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not paid any other salaries. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

There are no long-term incentive plans that provide compensation intended to serve as an incentive for performance.

Employment Agreements

At this moment, we have no employees other than our current sole officer and director, Vadim Rata. We do not have any formal employment agreements with Mr. Rata or with any other individual. If there is sufficient cash flow available from our future operations, we may in the future enter into a written employment agreement with our sole officer and director or enter into employment agreements with future key staff members.

Director Compensation

We do not compensate Mr. Rata for his services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by Vadim Rata, our sole officer and director, and the present owners (if any) of 5% or more of our total outstanding shares.

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Shares Owned	Percentage of Shares Owned	Total Price
Common Stock	Vadim Rata	4,500,000	100%	$4,500
Common Stock	All Officers and Directors as a Group (1 person)	4,500,000	100%	$4,500

(1)

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his share ownership. Mr. Rata is the only "promoter" of our company.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision in our articles of incorporation or bylaws, which would result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below, none of the following parties have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that have or will materially affect us, other than as noted in this section:

1.	Any of our directors or officers;

2.	Any person proposed as a nominee for election as a director;

3.	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

4.	Any of our promoters; and,

5.	Any member of the immediate family (including spouse, parents, children, step-parents, step-children, siblings and in-laws) of any of the foregoing persons.

On April 20, 2018, we issued a total of 4,500,000 shares of common stock to Vadim Rata, our sole officer and director, for total cash consideration of $4,500. This was accounted for as a purchase of common stock.

Mr. Rata made a formal additional financial commitment to loan up to $40,000, if required, for the further development of the business.

Our sole director is not independent because he is an executive officer of our company. The determination of the independence of a director has been made using the definition of "independent director" contained under NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2019, the total audit fees billed was $4,500, for audit-related services was $0, for tax services was $0 and for all other services was $0.

For the period from January 29, 2018 (date of inception) to December 31, 2018, the total audit fees billed was $4,000, for audit-related services was $nil, for tax services was $nil and for all other services was $0.

Audit fees are charged by the auditor for providing its audit report. Fees for audit-related services might be charged by lawyers or valuers providing third party expertise or opinions required to prepare or provide the audit report

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOVARRA

Date: March 30, 2020	By: /s/ Vadim Rata
Vadim Rata President, director, principal executive officer, principal financial officer, principal accounting officer and controller