Form 10-Q
period 2020-03-31
LOVARRA
filed 2020-05-05
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,038,000 common shares issued and outstanding as of May 4, 2020.

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

March 31, 2020

(Expressed in U.S. dollars)

(unaudited)

Index

Condensed Balance Sheets5

Condensed Statements of Operations and Comprehensive Loss6

Condensed Statements of Stockholders’ Equity (Deficit)7

Condensed Statements of Cash Flows8

Notes to the Condensed Financial Statements9

LOVARRA Condensed Balance Sheets (Expressed in U.S. dollars)
	March 31, 2020 $	December 31, 2019 $
	(unaudited)
ASSETS
Current Assets

Cash	5,165	40
Prepaid expense and deposits	75	397

TOTAL ASSETS	5,240	137
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	2,000	1,500
Due to a related party (Note 3)	8,015	5,865

Total Liabilities	10,015	7,365

Nature of business and continuance of operations (Note 1)

Stockholder’s Deficit

Common stock Authorized: 75,000,000 shares, $0.001 par value 5,038,000 and 4,500,000 shares issued and outstanding, respectively	5,038	4,500
Additional paid-in capital	7,532	–
Deficit	(17,345)	(11,728)

Total Stockholder’s Deficit	(4,775)	(7,228)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	5,240	137

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Operations and Comprehensive Loss (Expressed in U.S. dollars) (unaudited)
	Three months ended March 31, 2020 $	Three months ended March 31, 2019 $

EXPENSES

General and administrative	445	177
Professional fees	5,150	4,000
Rent	22	22

Total Expenses	5,617	4,199

Net Loss and Comprehensive Loss	(5,617)	(4,199)

Basic and Diluted Net Loss per Common Share	–	–

Weighted Average Number of Common Shares Outstanding	4,697,637	4,500,000

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Stockholder’s Equity (Deficit) (Expressed in U.S. dollars) (unaudited)
	Common Stock		Additional Paid-in Capital $	Deficit $	Total Stockholders' Equity (Deficit) $
	Number of Shares	Amount $

Balance, December 31, 2019	4,500,000	4,500	–	(11,728)	(7,228)

Issuance of common stock	538,000	538	7,532	–	8,070

Net loss for the period	–	–	–	(5,617)	(5,617)

Balance, March 31, 2020	5,038,000	5,038	7,532	(17,345)	(4,775)

	Common Stock		Additional Paid-in Capital	Deficit $	Total Stockholders' Equity (Deficit) $
	Number of Shares	Amount $

Balance, December 31, 2018	4,500,000	4,500	–	(615)	3,885

Net loss for the period	–	–	–	(4,199)	(4,199)

Balance, March 31, 2019	4,500,000	4,500	–	(4,814)	(314)

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Cash Flows (Expressed in U.S. dollars) (unaudited)
	Three months ended March 31, 2020 $	Three months ended March 31, 2019 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(5,617)	(4,199)

Changes in Operating Assets and Liabilities:

Prepaid expense and deposits	22	22
Accounts payable and accrued liabilities	500	1,500
Due to related party	2,150	–

Net Cash Used in Operating Activities	(2,945)	(2,677)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	–	(4)
Proceeds from related party	–	2,953
Proceeds from share issuances	8,070	–

Net Cash Provided by Financing Activities	8,070	2,949

Change in Cash	5,125	272

Cash, Beginning of Period	40	–

Cash, End of Period	5,165	272

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA

Notes to the Condensed Financial Statements

Three Months Ended March 31, 2020

(Expressed in U.S. dollars)

(unaudited)

Note 1 – Nature of Business and Continuance of Operations

Lovarra (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. The Company is focused on application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application.

Going Concern

These condensed financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  As at March 31, 2020, the Company has not generated any revenues, has a working capital deficit of $4,775, and has an accumulated deficit of $17,345. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

Use of Estimates and Judgments

The preparation of these condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Interim Financial Statements

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

Three Months Ended March 31, 2020

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

Financial instruments consist of cash, accounts payable and accrued liabilities, and amounts due to a related party and approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Note 3 – Related Party Transactions

As at March 31, 2020, the Company owed $8,015 (December 31, 2019 - $5,865). to the Chief Executive Officer and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

Note 4 – Common Stock

In February 2020, the Company issued 317,000 shares of common stock at $0.015 per share for proceeds of $4,755.

In March 2020, the Company issued 221,000 shares of common stock at $0.015 per share for proceeds of $3,315.

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

RESULTS OF OPERATION

As of the three months ended March 31, 2020, the Company has a net loss of $5,617. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2020 and 2019

Revenue

During the three months ended March 31, 2020 and 2019, the Company has not earned any revenue.

Operating Expenses

During the three-month period ended March 31, 2020, we incurred total expenses and professional fees of $5,617 compared to $4,199 during the three months ended March 31, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three-month period ended March 31, 2020 was $5,617 compared to net loss of $4,199 during the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, our total assets were $5,240 compared to $137 in total assets as of December 31, 2019. The increase in our total assets was due to cash received from the issuance of common shares during the period ended March 31, 2020.  As of March 31, 2020, and as of December 31, 2019, our liabilities were $10,015 and $7,365, respectively.  The increase in our liabilities was due to additional payment of operating expenses paid by our Chief Executive Officer.

During the period ended March 31, 2020, the Company issued 538,000 common shares at $0.015 per share for proceeds of $8,070.

Cash Flows from Operating Activities

For the three-month period ended March 31, 2020, net cash flows used in operating activities was $2,945 compared to $2,677 during the three months ended March 31, 2019. Cash use for operating activities is consistent from a year-to-year basis as the Company’s operations have not changed significantly and has incurred limited transactions in their development.

Cash Flows from Financing Activities

Cash provided by financing activities during the three-month period ended March 31, 2020 was $8,070 compared to $2,949.  During the current period, the Company has received $8,070 from the issuance of 538,000 common shares at $0.015 per share compared to receipt of cash from the Chief Executive Officer in the prior period.

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

Going Concern

The independent auditors' report accompanying our December 31, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.  There has been no change in our going concern assumption as at March 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities were sold during the three-month period ended March 31, 2020.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three-month period ended March 31, 2020.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

31.1	Cerifictation of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOVARRA

Date: May 5, 2020	By: /s/ Vadim Rata
Vadim Rata President, director, principal executive officer, principal financial officer, principal accounting officer and controller