Form 10-Q
period 2020-06-30
LOVARRA
filed 2020-08-13
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,731,000 common shares issued and outstanding as of August 12, 2020.

LOVARRA

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

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

In the opinion of management, these interim condensed financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

LOVARRA

Condensed Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

(unaudited)

Index

Condensed Balance Sheets

5

Condensed Statements of Operations and Comprehensive Loss

6

Condensed Statements of Stockholders’ Equity (Deficit)

7

Condensed Statements of Cash Flows

8

LOVARRA Condensed Balance Sheets (Expressed in U.S. dollars)
	June 30, 2020 $	December 31, 2019 $
	(unaudited)
ASSETS
Current Assets

Cash	1,370	40
Prepaid expenses and deposits	–	97

TOTAL ASSETS	1,370	137
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	–	1,500
Due to a related party (Note 3)	8,015	5,865

Total Liabilities	8,015	7,365

Nature of business and continuance of operations (Note 1)
Subsequent event (Note 5)

Stockholder’s Deficit

Common stock Authorized: 75,000,000 shares, $0.001 par value 5,038,000 and 4,500,000 shares issued and outstanding, respectively	5,038	4,500
Additional paid-in capital	7,532	–
Deficit	(19,215)	(11,728)

Total Stockholder’s Deficit	(6,645)	(7,228)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	1,370	137

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Operations and Comprehensive Loss (Expressed in U.S. dollars) (unaudited)
	Three months ended June 30, 2020 $	Three months ended June 30, 2019 $	Six months ended June 30, 2020 $	Six months ended June 30, 2019 $

EXPENSES

General and administrative	295	316	740	493
Professional fees	1,500	3,324	6,650	7,324
Rent	75	22	97	44

Total Expenses	1,870	3,662	7,487	7,861

Net Loss and Comprehensive Loss	(1,870)	(3,662)	(7,487)	(7,861)

Basic and Diluted Net Loss per Common Share	–	–	–	–

Weighted Average Number of Common Shares Outstanding	5,038,000	4,500,000	4,867,819	4,500,000

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Stockholder’s Equity (Deficit) (Expressed in U.S. dollars) (unaudited)
	Common Stock		Additional Paid-in Capital $	Deficit $	Total Stockholders' Equity (Deficit) $
	Number of Shares	Amount $

Balance, December 31, 2019	4,500,000	4,500	–	(11,728)	(7,228)

Issuance of common stock	538,000	538	7,532	–	8,070

Net loss for the period	–	–	–	(5,617)	(5,617)

Balance, March 31, 2020	5,038,000	5,038	7,532	(17,345)	(4,775)

Net loss for the period	–	–	–	(1,870)	(1,870)

Balance, June 30, 2020	5,038,000	5,038	7,532	(19,215)	(6,645)

Balance, December 31, 2018	4,500,000	4,500	–	(615)	3,885

Net loss for the period	–	–	–	(4,199)	(4,199)

Balance, March 31, 2019	4,500,000	4,500	–	(4,814)	(314)

Net loss for the period	–	–	–	(3,662)	(3,662)

Balance, June 30, 2019	4,500,000	4,500	–	(8,476)	(3,976)

 (The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Cash Flows (Expressed in U.S. dollars) (unaudited)
	Six months ended June 30, 2020 $	Six months ended June 30, 2019 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(7,487)	(7,861)

Changes in Operating Assets and Liabilities:

Prepaid expense and deposits	97	(98)
Accounts payable and accrued liabilities	(1,500)	–
Due to related party	2,150	–

Net Cash Used in Operating Activities	(6,740)	(7,959)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness
Proceeds from related party	–	8,033
Proceeds from share issuances	8,070	–

Net Cash Provided by Financing Activities	8,070	8,033

Change in Cash	1,330	74

Cash, Beginning of Period	40	(4)

Cash, End of Period	1,370	70

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA

Notes to the Condensed Financial Statements

For the Six Months Ended June 30, 2020 and 2019

(Expressed in U.S. dollars)

(unaudited)

Note 1 – Nature of Business and Continuance of Operations

Lovarra (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. The Company is focused on application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application.

Going Concern

These condensed financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations. As at June 30, 2020, the Company has not generated any revenues, has a working capital deficit of $6,645, and has an accumulated deficit of $19,215. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

LOVARRA

Notes to the Condensed Financial Statements

For the Six Months Ended June 30, 2020 and 2019

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

Note 3 – Related Party Transactions

As at June 30, 2020, the Company owed $8,015 (December 31, 2019 - $5,865). to the Chief Executive Officer and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

Note 4 – Common Stock

In February 2020, the Company issued 317,000 shares of common stock at $0.015 per share for proceeds of $4,755.

In March 2020, the Company issued 221,000 shares of common stock at $0.015 per share for proceeds of $3,315.

Note 5 – Subsequent Event

Subsequent to June 30, 2020, the Company issued 693,000 common shares at $0.015 per share for proceeds of $10,395.

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

RESULTS OF OPERATION

As of the six months ended June 30, 2020, the Company has a net loss of $7,487. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2020 and 2019

Revenue

During the three months ended June 30, 2020 and 2019, the Company has not earned any revenue.

Operating Expenses

During the three-month period ended June 30, 2020, we incurred total expenses and professional fees of $1,870 compared to $3,662 during the three months ended June 30, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three-month period ended June 30, 2020 was $1,870 compared to net loss of $3,662 during the three months ended June 30, 2019. Our loss per share for the three months ended June 30, 2020 and 2019 was $nil.

Six Month Period Ended June 30, 2020 and 2019

Revenue

During the six months ended June 30, 2020 and 2019, the Company has not earned any revenue.

Operating Expenses

During the six-month period ended June 30, 2020, we incurred total expenses and professional fees of $7,487 compared to $7,861 during the six months ended June 30, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the six-month period ended June 30, 2020 was $7,487 compared to net loss of $7,861 during the six months ended June 30, 2019. Our loss per share for the six months ended June 30, 2020 and 2019 was $nil.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, our total assets were $1,370 compared to $137 in total assets as of December 31, 2019. As of June 30, 2020, and as of December 31, 2019, our liabilities were $8,015 and $7,365, respectively.  Our working capital deficit at June 30, 2020 was $6,645 compared to $7,228 at December 31, 2019.  Overall, our assets, liabilities, and working capital deficit is consistent on a period-by-period basis as we have had limited operating transactions during the six months ended June 30, 2020.

Cash Flows from Operating Activities

For the six-month period ended June 30, 2020, net cash flows used in operating activities were $(6,740) compared to $(7,959) during the six months ended June 30, 2019. The increase in cash used for operating activities is due to an increase in proceeds from related party.

Cash Flows from Financing Activities

Cash provided by financing activities during the six months ended June 30, 2020 was $8,070 compared to $8,033 for the six months ended June 30, 2019.  During the current period, we received proceeds from the issuance of common shares whereas in fiscal 2019, we received proceeds from our sole officer and director to support our operations.

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

Going Concern

The independent auditors' report accompanying our December 31, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.  There has been no change in our going concern assumption as at June 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities were sold during the six-month period ended June 30, 2020.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the six-month period ended June 30, 2020.

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

LOVARRA

Date: August 13, 2020	By: /s/ Vadim Rata
Vadim Rata President, director, principal executive officer, principal financial officer, principal accounting officer and controller