Form 10-Q
period 2020-09-30
LOVARRA
filed 2020-11-05
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,731,000 common shares issued and outstanding as of November 3, 2020.

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

September 30, 2020

(Expressed in U.S. dollars)

(unaudited)

Index

Condensed Balance Sheets

5

Condensed Statements of Operations and Comprehensive Loss

6

Condensed Statements of Stockholders’ Equity (Deficit)

7

Condensed Statements of Cash Flows

8

Notes to the Condensed Financial Statements

9

LOVARRA Condensed Balance Sheets (Expressed in U.S. dollars)
	September 30, 2020 $	December 31, 2019 $
	(unaudited)
ASSETS
Current Assets

Cash	8,272	40
Prepaid expenses and deposits	–	97

TOTAL ASSETS	8,272	137
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	2,560	1,500
Due to a related party (Note 3)	9,215	5,865

Total Liabilities	11,775	7,365

Nature of business and continuance of operations (Note 1)

Stockholder’s Deficit

Common stock Authorized: 75,000,000 shares, $0.001 par value 5,731,000 and 4,500,000 shares issued and outstanding, respectively	5,731	4,500
Additional paid-in capital	17,234	–
Share subscriptions receivable	(48)	–
Deficit	(26,420)	(11,728)

Total Stockholder’s Deficit	(3,503)	(7,228)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	8,272	137

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Operations and Comprehensive Loss (Expressed in U.S. dollars) (unaudited)
	Three months ended September 30, 2020 $	Three months ended September 30, 2019 $	Nine months ended September 30, 2020 $	Nine months ended September 30, 2019 $

EXPENSES

General and administrative	445	48	1,185	540
Professional fees	4,200	1,650	10,850	8,974
Rent	–	22	97	67
Transfer agent fees	2,560	–	2,560	–

Total Expenses	7,205	1,720	14,692	9,581

Net Loss and Comprehensive Loss	(7,205)	(1,720)	(14,692)	(9,581)

Basic and Diluted Net Loss per Common Share	–	–	–	–

Weighted Average Number of Common Shares Outstanding	5,514,891	4,500,000	5,085,084	4,500,000

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA

Condensed Statements of Stockholder’s Equity (Deficit)

(Expressed in U.S. dollars)

(unaudited)

	Common Stock		Additional Paid-in Capital $	Share subscription received / receivable	Deficit $	Total Stockholders' Equity (Deficit) $
	Number of Shares	Amount $

Balance, December 31, 2019	4,500,000	4,500	–	–	(11,728)	(7,228)

Issuance of common stock	538,000	538	7,532	–	–	8,070

Net loss for the period	–	–	–	–	(5,617)	(5,617)

Balance, March 31, 2020	5,038,000	5,038	7,532	–	(17,345)	(4,775)

Net loss for the period	–	–	–	–	(1,870)	(1,870)

Balance, June 30, 2020	5,038,000	5,038	7,532	–	(19,215))	(6,645)

Issuance of common stock	693,000	693	9,702	(48)	–	10,347

Net loss for the period	–	–	–	–	(7,205)	(7,205)

Balance, September 30, 2020	5,731,000	5,731	17,234	(48)	(26,420)	(3,503)

Balance, December 31, 2018	4,500,000	4,500	–	–	(615)	3,885

Net loss for the period	–	–	–	–	(4,199)	(4,199)

Balance, March 31, 2019	4,500,000	4,500	–	–	(4,814)	(314)

Net loss for the period	–	–	–	–	(3,662)	(3,662)

Balance, June 30, 2019	4,500,000	4,500	–	–	(8,476)	(3,976)

Net loss for the period	–	–	–	–	(1,720)	(1,720)

Balance, September 30, 2019	4,500,000	4,500	–	–	(10,196)	(5,696)

 (The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Cash Flows (Expressed in U.S. dollars) (unaudited)
	Nine months ended September 30, 2020 $	Nine months ended September 30, 2019 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(14,692)	(9,581)

Changes in Operating Assets and Liabilities:

Prepaid expense and deposits	97	(75)
Accounts payable and accrued liabilities	1,060	1,500
Due to related party	3,350	–

Net Cash Used in Operating Activities	(10,185)	(8,156)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	–	8,160
Proceeds from share issuances	18,417	–

Net Cash Provided by Financing Activities	18,417	8,160

Change in Cash	8,232	4

Cash, Beginning of Period	40	(4)

Cash, End of Period	8,272	–

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA

Notes to the Condensed Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

(Expressed in U.S. dollars)

(unaudited)

Note 1 – Nature of Business and Continuance of Operations

Lovarra (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. The Company is focused on application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application.

Going Concern

These condensed financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations. As at September 30, 2020, the Company has not generated any revenues, has a working capital deficit of $3,503, and has an accumulated deficit of $26,420. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Interim Financial Statements

These condensed financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

For the Nine Months Ended September 30, 2020 and 2019

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

Note 3 – Related Party Transactions

As at September 30, 2020, the Company owed $9,215 (December 31, 2019 - $5,865). to the Chief Executive Officer and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

LOVARRA

Notes to the Condensed Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

(Expressed in U.S. dollars)

(unaudited)

Note 4 – Common Stock

In February 2020, the Company issued 317,000 shares of common stock at $0.015 per share for proceeds of $4,755.

In March 2020, the Company issued 221,000 shares of common stock at $0.015 per share for proceeds of $3,315.

In July 2020, the Company issued 574,000 shares of common stock at $0.015 per share for proceeds of $8,610, of which $30 was recorded as share subscription receivable.

In August 2020, the Company issued 119,000 shares of common stock at $0.015 per share for proceeds of $1,785, of which $18 was recorded as share subscription receivable.

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

DESCRIPTION OF BUSINESS

Business Development

We are a development-stage company, incorporated on January 29, 2018 in the State of Nevada, with a fiscal year end of December 31. Our registered address is Kemp House, 152 - 160 City Road, London EC1V 2NX, United Kingdom. Our telephone number is: 442038078230. We are a development-stage company that intends to develop, market and sell a subscription-based income/expense tracking application service. The management is also discussing production of a secure physical wallet that only opens once an expenditure/earning is reflected in the application. To date, our operations have been limited to researching the marketplace for our proposed income/expense application product possibly connected to a physical wallet and the issues entailed in developing these products, as well as the preliminary design and development of our website. We have not yet implemented our business model or undertaken development of our proposed income/expense product nor the possible physical wallet. To date, we have generated no revenues from our operations. There can be no assurances that our efforts to develop our proposed income/expense service will succeed, or that we will be able to market our proposed income/expense service or the potential physical wallet, if developed.

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

RESULTS OF OPERATION

As of the nine months ended September 30, 2020, the Company has a net loss of $12,132. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2020 and 2019

Revenue

During the three months ended September 30, 2020 and 2019, the Company has not earned any revenue.

Operating Expenses

During the three-month period ended September 30, 2020, we incurred total expenses and professional fees of $7,205 compared to $1,720 during the three months ended September 30, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three-month period ended September 30, 2020 was $7,205 compared to net loss of $1,720 during the three months ended September 30, 2019. Our loss per share for the three months ended September 30, 2020 and 2019 was $nil.

Nine Month Period Ended September 30, 2020 and 2019

Revenue

During the nine months ended September 30, 2020 and 2019, the Company has not earned any revenue.

Operating Expenses

During the nine-month period ended September 30, 2020, we incurred total expenses and professional fees of $14,692 compared to $9,581 during the nine months ended September 30, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the nine-month period ended September 30, 2020 was $14,692 compared to net loss of $9,581 during the nine months ended September 30, 2019. Our loss per share for the nine months ended September 30, 2020 and 2019 was $nil.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, our total assets were $8,272 compared to $137 in total assets as of December 31, 2019. As of September 30, 2020, and as of December 31, 2019, our liabilities were $11,775 and $7,365, respectively.  Our working capital deficit at September 30, 2020 was $3,503 compared to $7,228 at December 31, 2019.  Overall, our assets, liabilities, and working capital deficit is consistent on a period-by-period basis as we have had limited operating transactions during the nine months ended September 30, 2020.

Cash Flows from Operating Activities

For the nine-month period ended September 30, 2020, net cash flows used in operating activities were $10,185 compared to $8,156 during the nine months ended September 30, 2019. The increase in cash used for operating activities is due to an increase in our operating activity during the year.

Cash Flows from Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2020 was $18,417 compared to $8,160 for the nine months ended September 30, 2019.  During the current period, we received proceeds from the issuance of common shares whereas in fiscal 2019, we received proceeds from our officer and director to support our operations.

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

Going Concern

The independent auditors' report accompanying our December 31, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.  There has been no change in our going concern assumption as at September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.  The Company does not have proper oversight of management through an independent Audit Committee or Board of Directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities were sold during the nine-month period ended September 30, 2020.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the nine-month period ended September 30, 2020.

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

LOVARRA

Date: November 5, 2020	By: /s/ Vadim Rata
Vadim Rata President