Form 10-Q/A
period 2019-09-30
LOVARRA
filed 2021-01-15
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Lovarra for the period ended September 30, 2019, filed on November 12, 2019, (the “Form 10-Q”) for the sole purpose of correcting the number of the authorized shares of the Company from 75,000,000 to 70,000,000 on the Balance Sheet ‘Stockholder’s Equity (Deficit)’ table.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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

5

Condensed Statements of Operations and Comprehensive Loss

6

Condensed Statements of Stockholders’ Equity (Deficit)

7

Condensed Statements of Cash Flows

8

LOVARRA Condensed Balance Sheets (Expressed in U.S. dollars)
	September 30, 2019 $	December 31, 2018 $
	(unaudited)
ASSETS
Current Assets

Prepaid expense and deposits	3,989	3,914

TOTAL ASSETS	3,989	3,914
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities

Bank indebtedness	–	4
Accounts payable and accrued liabilities	1,500	–
Due to related party (Note 3)	8,185	25

Total Liabilities	9,685	29

Nature of Business and Continuance of Operations (Note 1)

Stockholder’s Equity (Deficit)

Common Stock Authorized: 70,000,000 shares, $0.001 par value Issued and outstanding: 4,500,000 shares	4,500	4,500
Deficit	(10,196)	(615)

Total Stockholder’s Equity (Deficit)	(5,696)	3,885

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	3,989	3,914

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Operations and Comprehensive Loss (Expressed in U.S. dollars) (unaudited)
	Three months ended September 30, 2019 $	Three months ended September 30, 2018 $	Nine months ended September 30, 2019 $	For the period from January 29, 2018 (date of inception) to September 30, 2018 $

EXPENSES

General and administrative	48	66	540	178
Professional fees	1,650	149	8,974	299
Rent	22	22	67	22

Total Expenses	1,720	237	9,581	499

Net Loss and Comprehensive Loss	(1,720)	(237)	(9,581)	(499)

Basic and Diluted Net Loss per Common Share	–	–	–	–

Weighted Average Number of Common Shares Outstanding	4,500,000	4,500,000	4,500,000	4,500,000

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Stockholder’s Equity (Deficit) (Expressed in U.S. dollars) (unaudited)
	Common Stock		Deficit $	Total Stockholders' Equity (Deficit) $
	Number of Shares	Amount $

Balance, December 31, 2018	4,500,000	4,500	(615)	3,885

Net loss for the period	–	–	(4,199)	(4,199)

Balance, March 31, 2019	4,500,000	4,500	(4,814)	(314)

Net loss for the period	–	–	(3,662)	(3,662)

Balance, June 30, 2019	4,500,000	4,500	(8,476)	(3,976)

Net loss for the period	–	–	(1,720)	(1,720)

Balance, September 30, 2019	4,500,000	4,500	(10,196)	(5,696)

	Common Stock		Deficit $	Total Stockholders' Equity $
	Number of Shares	Amount $

Balance, January 29, 2018 (date of inception) and March 31, 2018	–	–	–	–

Issuance of common stock	4,500,000	4,500	–	4,500

Net loss for the period	–	–	(262)	(262)

Balance, June 30, 2018	4,500,000	4,500	(262)	4,238

Net loss for the period	–	–	(237)	(237)

Balance, September 30, 2018	4,500,000	4,500	(499)	4,001

 (The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Cash Flows (Expressed in U.S. dollars) (unaudited)
	Nine months ended September 30, 2019 $	Period from January 29, 2018 (date of inception) to September 30, 2018 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(9,581)	(499)

Changes in Operating Assets and Liabilities:

Prepaid expense and deposits	(75)	(3,936)
Accounts payable and accrued liabilities	1,500	–

Net Cash Used in Operating Activities	(8,156)	(4,435)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party	8,160	25
Proceeds from issuance of common stock	–	4,500

Net Cash Provided by Financing Activities	8,160	4,525

Change in Cash	4	90

Cash (bank indebtedness), Beginning of Period	(4)	–

Cash, End of Period	–	90

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	–	–
Income taxes paid	–	–

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

LOVARRA

Date: January 15, 2021	By: /s/ Vadim Rata
Vadim Rata President, director, principal executive officer, principal financial officer, principal accounting officer and controller