Form 10-K/A
period 2019-12-31
LOVARRA
filed 2021-01-15
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Lovarra for the period ended December 31, 2019, filed on March 30, 2020, (the “Form 10-K”) for the sole purpose of correcting the number of the authorized shares of the Company from 75,000,000 to 70,000,000 on the Balance Sheet ‘Stockholder’s Equity (Deficit)’ table.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

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

As of December 31, 2019 and, 2018, our liabilities were $7,365 and $29, respectively.  The increase is due to additional funds contributed by our President and Director for operations.

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

Item 8. Financial Statements and Supplementary Data

LOVARRA

Financial Statements

For the Years Ended December 31, 2019 and 2018

(expressed in U.S. dollars)

Index

Report of Independent Registered Public Accounting Firm

11

Condensed Balance Sheets

12

Condensed Statements of Operations and Comprehensive Loss

13

Condensed Statements of Stockholders’ Equity (Deficit)

14

Condensed Statements of Cash Flows

15

Notes to Financial Statements

16

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

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2018

Vancouver, Canada

March 27, 2020

LOVARRA Balance Sheets (Expressed in U.S. dollars)
	December 31, 2019 $	December 31, 2018 $
ASSETS
Current Assets

Cash	40	–
Prepaid expenses and deposits (Note 3)	97	3,914

TOTAL ASSETS	137	3,914
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities

Bank indebtedness	–	4
Accounts payable and accrued liabilities	1,500	–
Due to a related party (Note 5)	5,865	25

Total Liabilities	7,365	29

Nature of Business and Continuance of Operations (Note 1)
Subsequent Events (Note 7)

Stockholder’s Equity (Deficit)

Common Stock Authorized: 70,000,000 shares of common stock, $0.001 par value 4,500,000 shares issued and outstanding	4,500	4,500
Deficit	(11,728)	(615)

Total Stockholder’s Equity (Deficit)	(7,228)	3,885

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	137	3,914

(The accompanying notes are an integral part of these financial statements)

LOVARRA Statements of Operations and Comprehensive Loss (Expressed in U.S. dollars)
	Year ended December 31, 2019 $	Period from January 29, 2018 (date of incorporation) to December 31, 2018 $

EXPENSES

General and administrative	550	272
Professional fees	10,474	299
Rent	89	44

Total Expenses	11,113	615

Net Loss and Comprehensive Loss	(11,113)	(615)

Basic and Diluted Net Loss per Common Share	–	–

Weighted Average Number of Common Shares Outstanding	4,500,000	3,415,179

(The accompanying notes are an integral part of these financial statements)

LOVARRA Statements of Stockholder’s Equity (Deficit) (Expressed in U.S. dollars)
	Common Stock		Accumulated Deficit $	Total Stockholders' Equity (Deficit) $
	Number of Shares	Amount $

Balance, January 29, 2018 (date of incorporation)	–	–	–	–

Issuance of common stock	4,500,000	4,500	–	4,500

Net loss for the period	–	–	(615)	(615)

Balance, December 31, 2018	4,500,000	4,500	(615)	3,885

Net loss for the year	–	–	(11,113)	(11,113)

Balance, December 31, 2019	4,500,000	4,500	(11,728)	(7,228)

(The accompanying notes are an integral part of these financial statements)

LOVARRA Statements of Cash Flows (Expressed in U.S. dollars)
	Year ended December 31, 2019 $	Period from January 29, 2018 (date of incorporation) December 31, 2018 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss for the Period	(11,113)	(615)

Changes in Operating Assets and Liabilities:

Prepaid expense and deposits	3,817	(3,914)
Accounts payable and accrued liabilities	1,500	–
Due to related party	5,790	25

Net Cash Used in Operating Activities	(6)	(4,504)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	–	4,500
Proceeds from a related party	50	–

Net Cash Provided by Financing Activities	50	4,500

Change in Cash	44	(4)

Cash, Beginning of Period	(4)	–

Cash, End of Period	40	(4)

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	–	–
Income taxes paid	–	–

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

Note 7 – Subsequent Events

(a)

On February 13, 2020, the Company issued 317,000 shares of common stock at $0.015 per share for proceeds of $4,755.

(b)

On March 2, 2020, the Company issued 128,000 shares of common stock at $0.015 per share for proceeds of $1,920.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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