Form 10-Q/A
period 2020-03-31
LOVARRA
filed 2021-01-19
CIK 1746278

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Lovarra for the period ended March 31, 2020, filed on May 5, 2020, (the “Form 10-Q”) for the sole purpose of correcting the number of the authorized shares of the Company from 75,000,000 to 70,000,000 on the Balance Sheet ‘Stockholder’s Equity (Deficit)’ table.

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

5

Condensed Statements of Operations and Comprehensive Loss

6

Condensed Statements of Stockholders’ Equity (Deficit)

7

Condensed Statements of Cash Flows

8

Notes to the Condensed Financial Statements

9

LOVARRA Condensed Balance Sheets (Expressed in U.S. dollars)
	March 31, 2020 $	December 31, 2019 $
	(unaudited)
ASSETS
Current Assets

Cash	5,165	40
Prepaid expense and deposits	75	97

TOTAL ASSETS	5,240	137
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	2,000	1,500
Due to a related party (Note 3)	8,015	5,865

Total Liabilities	10,015	7,365

Nature of business and continuance of operations (Note 1)

Stockholder’s Deficit

Common stock Authorized: 70,000,000 shares, $0.001 par value 5,038,000 and 4,500,000 shares issued and outstanding, respectively	5,038	4,500
Additional paid-in capital	7,532	–
Deficit	(17,345)	(11,728)

Total Stockholder’s Deficit	(4,775)	(7,228)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	5,240	137

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Operations and Comprehensive Loss (Expressed in U.S. dollars) (unaudited)
	Three months ended March 31, 2020 $	Three months ended March 31, 2019 $

EXPENSES

General and administrative	445	177
Professional fees	5,150	4,000
Rent	22	22

Total Expenses	5,617	4,199

Net Loss and Comprehensive Loss	(5,617)	(4,199)

Basic and Diluted Net Loss per Common Share	–	–

Weighted Average Number of Common Shares Outstanding	4,697,637	4,500,000

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Stockholder’s Equity (Deficit) (Expressed in U.S. dollars) (unaudited)
	Common Stock		Additional Paid-in Capital $	Deficit $	Total Stockholders' Equity (Deficit) $
	Number of Shares	Amount $

Balance, December 31, 2019	4,500,000	4,500	–	(11,728)	(7,228)

Issuance of common stock	538,000	538	7,532	–	8,070

Net loss for the period	–	–	–	(5,617)	(5,617)

Balance, March 31, 2020	5,038,000	5,038	7,532	(17,345)	(4,775)

	Common Stock		Additional Paid-in Capital	Deficit $	Total Stockholders' Equity (Deficit) $
	Number of Shares	Amount $

Balance, December 31, 2018	4,500,000	4,500	–	(615)	3,885

Net loss for the period	–	–	–	(4,199)	(4,199)

Balance, March 31, 2019	4,500,000	4,500	–	(4,814)	(314)

 (The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Cash Flows (Expressed in U.S. dollars) (unaudited)
	Three months ended March 31, 2020 $	Three months ended March 31, 2019 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(5,617)	(4,199)

Changes in Operating Assets and Liabilities:

Prepaid expense and deposits	22	22
Accounts payable and accrued liabilities	500	1,500
Due to related party	2,150	–

Net Cash Used in Operating Activities	(2,945)	(2,677)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank indebtedness	–	(4)
Proceeds from related party	–	2,953
Proceeds from share issuances	8,070	–

Net Cash Provided by Financing Activities	8,070	2,949

Change in Cash	5,125	272

Cash, Beginning of Period	40	–

Cash, End of Period	5,165	272

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	–	–
Income taxes paid	–	–

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

                                                                                   11

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

LOVARRA

Date: January 19, 2021	By: /s/ Vadim Rata
Vadim Rata President, director, principal executive officer, principal financial officer, principal accounting officer and controller