Form 10-Q/A
period 2020-06-30
LOVARRA
filed 2021-01-20
CIK 1746278

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Lovarra for the period ended June 30, 2020, filed on August 13, 2020, (the “Form 10-Q”) for the sole purpose of correcting the number of the authorized shares of the Company from 75,000,000 to 70,000,000 on the Balance Sheet ‘Stockholder’s Equity (Deficit)’ table.

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

LOVARRA

Date: January 20, 2021	By: /s/ Vadim Rata
Vadim Rata President, director, principal executive officer, principal financial officer, principal accounting officer and controller