Form 10-Q/A
period 2020-09-30
LOVARRA
filed 2021-01-20
CIK 1746278

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Lovarra for the period ended September 30, 2020, filed on November 5, 2020, (the “Form 10-Q”) for the sole purpose of correcting the number of the authorized shares of the Company from 75,000,000 to 70,000,000 on the Balance Sheet ‘Stockholder’s Equity (Deficit)’ table.

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

5

Condensed Statements of Operations and Comprehensive Loss

6

Condensed Statements of Stockholders’ Equity (Deficit)

7

Condensed Statements of Cash Flows

8

Notes to the Condensed Financial Statements

9

LOVARRA Condensed Balance Sheets (Expressed in U.S. dollars)
	September 30, 2020 $	December 31, 2019 $
	(unaudited)
ASSETS
Current Assets

Cash	8,272	40
Prepaid expenses and deposits	–	97

TOTAL ASSETS	8,272	137
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	2,560	1,500
Due to a related party (Note 3)	9,215	5,865

Total Liabilities	11,775	7,365

Nature of business and continuance of operations (Note 1)

Stockholder’s Deficit

Common stock Authorized: 70,000,000 shares, $0.001 par value 5,731,000 and 4,500,000 shares issued and outstanding, respectively	5,731	4,500
Additional paid-in capital	17,234	–
Share subscriptions receivable	(48)	–
Deficit	(26,420)	(11,728)

Total Stockholder’s Deficit	(3,503)	(7,228)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	8,272	137

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Operations and Comprehensive Loss (Expressed in U.S. dollars) (unaudited)
	Three months ended September 30, 2020 $	Three months ended September 30, 2019 $	Nine months ended September 30, 2020 $	Nine months ended September 30, 2019 $

EXPENSES

General and administrative	445	48	1,185	540
Professional fees	4,200	1,650	10,850	8,974
Rent	–	22	97	67
Transfer agent fees	2,560	–	2,560	–

Total Expenses	7,205	1,720	14,692	9,581

Net Loss and Comprehensive Loss	(7,205)	(1,720)	(14,692)	(9,581)

Basic and Diluted Net Loss per Common Share	–	–	–	–

Weighted Average Number of Common Shares Outstanding	5,514,891	4,500,000	5,085,084	4,500,000

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
Vadim Rata President