Form 10-K
period 2020-12-31
LOVARRA
filed 2021-03-31
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Kemp House,

152 - 160 City Road,

London EC1V 2NX

United Kingdom

Telephone No.: +442038078230

E-mail: director@lovarra.com

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	LOVA	OTC Markets

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,731,000 common shares issued and outstanding as of March 31, 2021.

LOVARRA

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Description of Business

We are a development-stage company, incorporated on January 29, 2018 in the state of Nevada, with a fiscal year end of December 31. We are intending to develop, market and sell a subscription-based income/expense tracking application service. The management is also discussing providing a secure physical wallet that only opens once an expenditure/earning is reflected in the application. Our operations have been limited to researching the marketplace for our proposed income/expense application product possibly connected to a physical wallet and the issues entailed in developing these products, as well as the preliminary design and development of our website. We have not yet implemented our business model or undertaken development of our proposed income/expense product nor the possible physical wallet. To date, we have generated no revenues from our operations. There can be no assurances that our efforts to develop our proposed income/expense service will succeed, or that we will be able to market our proposed income/expense service or the potential physical wallet, if developed.

The Application

Our proposed LOVARRA Application (LOVARRA) will be an expense and earnings tracker with all necessary features. The functionality of our future product shall include but will not be limited the following functionality:

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

Monetization from in-app advertisements will also be one of our income sources. We also maintain website at lovarra.com

Employees and Employment Agreements

We have no employees other than Vadim Rata, our president and director, and Nicolai Moldovanu, our secretary, treasurer and director. Neither Mr. Rata nor Mr. Moldovanu is employed elsewhere so they have the flexibility and willingness to devote all of their time to working on our company and are not paid a salary or compensation.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to our directors for time spent as directors.

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

Shares of Lovarra common stock are traded on OTC Markets under the ticker LOVA.

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

As of December 31, 2020, there were 31 holders of record of our common stock.

We have not declared any dividends on our common stock since the inception of our company. There is no restriction in our articles of incorporation or bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near or foreseeable future.

The Company has 70,000,000 shares of common stock authorized with a par value of $0.001 per share.

On April 20, 2018, the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

During the year ended December 31, 2020, the Company issued 1,231,000 shares of common stock at $0.015 per share for proceeds of $18,465, of which $58 was recorded as share subscription receivable.

There were 5,731,000 shares of common stock issued and outstanding as of December 31, 2020.

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

RESULTS OF OPERATION

For the year ended December 31, 2020, the Company has a net loss of $26,022. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Years Ended December 31, 2020 and 2019

Revenue

During the year ended December 31, 2020 and 2019, the Company has not earned any revenue.

Operating Expenses

During the year ended December 31, 2020, we incurred total expenses and professional fees of $26,022 compared to $11,113 during the year ended December 31, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and increase was due to legal and accounting expenses relating to our 10-Q and 10-K filing statements with the SEC.  During the year, we also incurred $11,000 of DTC costs.

Net Loss

Our net loss for the year ended December 31, 2020 was $26,022 compared to net loss of $11,113 during the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, our total assets were $5,382 compared to $137 in total assets as of December 31, 2019.  The increase in assets is connected with the cash proceeds that came from the issuance of common stock to our shareholders.

As of December 31, 2020 and, 2019, our liabilities were $20,225 and $7,365, respectively. The increase is due to additional funds contributed by our President and Director for operations.

Stockholders’ deficit was $14,843 as of December 31, 2020, compared to stockholders’ deficit of $7,228 as of December 31, 2019. The difference was due to operations during the year ended December 31, 2020 which was supported by cash funding from our President and Director as opposed to the issuance of common shares and cash proceeds from our shareholders.

Cash Flows from Operating Activities

For the year ended December 31, 2020, net cash flows used in operating activities were $13,770 compared to $6 during the year ended December 31, 2019.

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2020 was $18,407 compared to $50 as of December 31, 2019. Financing for the current year was provided by the issuance of 1,231,000 shares of common stock to our shareholders.

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

Not applicable to our company.

Item 8. Financial Statements and Supplementary Data

LOVARRA

Financial Statements

For the Years Ended December 31, 2020 and 2019

(expressed in U.S. dollars)

Index

Report of Independent Registered Public Accounting Firm

Condensed Balance Sheets

Condensed Statements of Operations and Comprehensive Loss

Condensed Statements of Stockholders’ Equity (Deficit)

Condensed Statements of Cash Flows

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lovarra

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lovarra (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended and related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2020 and 2019, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, and has incurred operating losses and negative cash flows from operations since inception. As at December 31, 2020, the Company has a working capital deficit of $14,843 and an accumulated deficit of $37,750. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2018

Vancouver, Canada

March 31, 2021

LOVARRA Balance Sheets (Expressed in U.S. dollars)
	December 31, 2020 $	December 31, 2019 $
ASSETS
Current Assets

Cash	4,677	40
Prepaid expenses and deposits	705	97

TOTAL ASSETS	5,382	137
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	–	1,500
Due to a related party (Note 4)	20,225	5,865

Total Liabilities	20,225	7,365

Nature of Business and Continuance of Operations (Note 1)

Stockholder’s Deficit

Common stock Authorized: 70,000,000 shares of common stock, $0.001 par value 5,731,000 and 4,500,000 shares issued and outstanding	5,731	4,500
Additional paid-in capital	17,234	–
Share subscriptions receivable	(58)	–
Deficit	(37,750)	(11,728)

Total Stockholder’s Deficit	(14,843)	(7,228)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	5,382	137

(The accompanying notes are an integral part of these financial statements)

LOVARRA Statements of Operations and Comprehensive Loss (Expressed in U.S. dollars)
	Year ended December 31, 2020 $	Year ended December 31, 2019 $

EXPENSES

General and administrative	1,480	550
Professional fees	24,445	10,474
Rent	97	89

Total Expenses	26,022	11,113

Net Loss and Comprehensive Loss	(26,022)	(11,113)

Basic and Diluted Net Loss per Common Share	(0.01)	–

Weighted Average Number of Common Shares Outstanding	4,832,975	4,500,000

(The accompanying notes are an integral part of these financial statements)

LOVARRA Statements of Stockholder’s Equity (Deficit) (Expressed in U.S. dollars)
	Common Stock		Additional Paid-in Capital $	Share Subscription Receivable $	Accumulated Deficit $	Total Stockholders' Equity (Deficit) $
	Number of Shares	Amount $

Balance, December 31, 2018	4,500,000	4,500	–	–	(615)	3,885

Net loss for the year	–	–	–	–	(11,113)	(11,113)

Balance, December 31, 2019	4,500,000	4,500	–	–	(11,728)	(7,228)

Common stock issued for cash	1,231,000	1,231	17,234	(58)	–	18,407

Net loss for the year	–	–	–	–	(26,022)	(26,022)

Balance, December 31, 2020	5,731,000	5,731	17,234	(58)	(37,750)	(14,843)

                                         (The accompanying notes are an integral part of these financial statements)

LOVARRA Statements of Cash Flows (Expressed in U.S. dollars)
	Year ended December 31, 2020 $	Year ended December 31, 2019 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss for the Period	(26,022)	(11,113)

Changes in Operating Assets and Liabilities:

Prepaid expense and deposits	(608)	3,817
Accounts payable and accrued liabilities	(1,500)	1,500
Due to related party	14,360	5,790

Net Cash Used in Operating Activities	(13,770)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	18,407	–
Proceeds from a related party	–	50

Net Cash Provided by Financing Activities	18,407	50

Change in Cash	4,637	44

Cash, Beginning of Year	40	(4)

Cash, End of Year	4,677	40

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

LOVARRA

Notes to the Financial Statements

For the Years Ended December 31, 2020 and 2019

(Expressed in U.S. dollars)

Note 1 – Nature of Business and Continuance of Operations

Lovarra (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. The Company is focused on software application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application.

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the year ended December 31, 2020, the Company had no revenues, and had negative cash flows from operating activities.  As at December 31, 2020, the Company had a working capital deficit of $14,843 and an accumulated deficit of $37,750. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant, but management continues to monitor the situation.

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

The Company applies judgment in the application of the going concern assumption which requires management to take into account all available information about the future, which is at least, but not limited to, 12 months from the end of the reporting period and in the factors regarding the impairment of the property and equipment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents

LOVARRA

Notes to the Financial Statements

For the Years Ended December 31, 2020 and 2019

(Expressed in U.S. dollars)

Note 2 - Significant Accounting Policies (continued)

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

As at December 31, 2020 and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Financial instruments consist of cash, accounts payable and accrued liabilities, and amounts due to a related party. The recorded values of all financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

LOVARRA

Notes to the Financial Statements

For the Years Ended December 31, 2020 and 2019

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

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at December 31, 2020 and 2019, the Company had no items that affected comprehensive loss.

Recent Accounting Pronouncements

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The Company adopted Topic 842 on January 1, 2019 and there was no material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Common Stock

During the year ended December 31, 2020, the Company issued 1,231,000 shares of common stock at $0.015 per share for proceeds of $18,465, of which $58 was recorded as share subscription receivable.

Note 4 – Related Party Transactions

As at December 31, 2020, the Company owed $20,225 (2019 - $5,865) to the Chief Executive Officer and Director of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.

LOVARRA

Notes to the Financial Statements

For the Years Ended December 31, 2020 and 2019

(Expressed in U.S. dollars)

Note 5 – Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2020 $	2019 $

Income tax recovery at statutory rate	5,465	2,334

Change in valuation allowance	(5,465)	(2,334)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities are as follows:

	2020 $	2019 $

Net operating losses carried forward	7,928	2,463
Valuation allowance	(7,928)	(2,463)

Net deferred income tax asset	–	–

The Company has net operating losses carried forward of $37,750 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, and commence expiration in the year 2038.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

Management has determined that, as of December 31, 2020, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age, and position of our present officer(s) and director(s) is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)

Vadim Rata Str. Petru Rares bl. V1 sc. D, et. 4, ap. 17, Tirgu Frumos, 705300 Romania	27	President and Director

Nicolai Moldovanu Str. Nicolae Iorga 61, Vaslui 730036 Romania	62	Secretary, Treasurer and Director

On April 2, 2018, Vadim Rata was appointed as our Director, Secretary and Treasurer. On September 10, 2020, Vadim Rata resigned as a Secretary and Treasurer of the Company and appointed Nicolai Moldovanu as Secretary, Treasurer and Director of the Company.

Background of Officer(s) and Director(s)

Mr. Rata, aged 27, is a national and citizen of Romania. He graduated from Bucharest Academy of Economic Studies in June 2014. In August 2014, Mr. Rata started his employment at DiraIT, a Bucharest IT firm, where he held a position of junior IT manager. The processes Mr. Rata oversaw included communicating with clients of the company, drafting agreements of engagement and services provision. In May 2016, Mr. Vadim Rata terminated his employment with DiraIT. Later in June 2016, he was hired by Kwiftol and got a position of a business analyst. The responsibilities there included predicting the IT market tendencies for the next quarter and adjusting the company’s business directions accordingly. Mr. Rata quit from Kwiftol in March 2018. Since April 20, 2018, Mr. Rata has served full-time as a President, Treasurer, Secretary and Director of Lovarra and has not been engaged in other kinds of business activities.

Nicolai Moldovanu has worked in the area of developing mobile applications for more than 10 years on a freelance basis. His experience includes overseeing projects of various complexity and engaging in the process of development on all the stages. Also, Nicolai Moldovanu has an economical degree which provides him with deep understanding on financial management. The Company is intending to use his proficiency on the matter for enhancing its product.

Involvement in Certain Legal Proceedings

Neither Mr. Rata, our president and director, nor Mr. Moldovanu, our secretary, treasurer and director, has been involved in any of the following events during the past 5 years:

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

Item 11. Executive Compensation

Summary of Compensation

Since the incorporation we have made no provisions for paying cash and/or non-cash compensation to our officers and directors.

The following table sets forth the compensation paid by us for the years ended December 31, 2020 and 2019. The compensation addresses all compensation awarded to, earned by, or paid to our named executive officer(s) up to the effective date of this prospectus. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE FOR THE FISCAL YEAR ENDING DECEMBER 31, 2020 and 2019

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vadim Rata President, Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Nicolai Moldovanu, Secretary, Treasurer, Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not paid any other salaries. There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

There are no long-term incentive plans that provide compensation intended to serve as an incentive for performance.

Employment Agreements

At this moment, we have no employees other than our president and director, Vadim Rata, and our secretary, treasurer and director, Nicolai Moldovanu. We do not have any formal employment agreements with them or with any other individual. If there is sufficient cash flow available from our future operations, we may in the future enter into a written employment agreement with our officers and directors or enter into employment agreements with future key staff members.

Director Compensation

We do not compensate Mr. Rata or Mr. Moldovanu for their services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by Vadim Rata, our president and director, and the present owners (if any) of 5% or more of our total outstanding shares.

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Shares Owned	Percentage of Shares Owned	Total Price
Common Stock	Vadim Rata	4,500,000	78.5%	$4,500
Common Stock	All Officers and Directors as a Group (1 person)	4,500,000	78.5%	$4,500

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

On April 20, 2018, we issued a total of 4,500,000 shares of common stock to Vadim Rata, our officer and director, for total cash consideration of $4,500. This was accounted for as a purchase of common stock.

Mr. Rata made a formal additional financial commitment to loan up to $40,000, if required, for the further development of the business.

Our directors are not independent because they are executive officers of our company. The determination of the independence of a director has been made using the definition of "independent director" contained under NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2020, the total audit fees billed was $9,000, for audit-related services was $0, for tax services was $0 and for all other services was $0.

During the year ended December 31, 2019, the total audit fees billed was $8,500, for audit-related services was $0, for tax services was $0 and for all other services was $0.

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

                                                                          21

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LOVARRA

Date: March 31, 2021	By: /s/ Vadim Rata
Vadim Rata President, director