Form 10-K/A
period 2020-12-31
LOVARRA
filed 2021-04-30
CIK 1746278

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Lovarra for the period ended December 31, 2020, filed on March 31, 2021, (the “Form 10-K”) for the sole purpose of adding an additional paragraph "Critical Audit Matters" to the Report of Independent Registered Public Accounting Firm.

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

We registered 5,000,000 shares of our common stock under the Securities Act of 1933, as amended, for sale. As of December 31, 2020, there were 31 holders of record of our common stock

We have not declared any dividends on our common stock since the inception of our company. There is no restriction in our articles of incorporation or bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near or foreseeable future.

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

Cash Flows from Operating Activities

For the year ended December 31, 2020, net cash flows used in operating activities were $13,820 compared to $6 during the year ended December 31, 2019.

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

For the Years Ended December 31, 2020 and 2019

(expressed in U.S. dollars)

Index

Report of Independent Registered Public Accounting Firm

8

Condensed Balance Sheets

9

Condensed Statements of Operations and Comprehensive Loss

10

Condensed Statements of Stockholders’ Equity (Deficit)

11

Condensed Statements of Cash Flows

12

Notes to the Financial Statements

13

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

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, and has incurred operating losses and negative cash flows from operations since inception. As at December 31, 2019, the Company has a working capital deficit of $14,843 and an accumulated deficit of $37,750. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the financial statements; and (ii) involved our especially challenging, subjective, or complex judgements.  We determined that there are no critical audit matters.

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

                          (The accompanying notes are an integral part of these financial statements)

                                                                                                    11

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

LOVARRA

Date: April 30, 2021	By: /s/ Vadim Rata
Vadim Rata President, director