Form 10-Q
period 2021-03-31
LOVARRA
filed 2021-05-12
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

+19044258721

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,731,000 common shares issued and outstanding as of May 11, 2021.

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

The interim condensed financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the interim condensed financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

LOVARRA

Condensed Financial Statements

March 31, 2021

(Expressed in U.S. dollars)

(unaudited)

Index

Condensed Balance Sheets

5

Condensed Statements of Operations and Comprehensive Loss

6

Condensed Statements of Stockholders’ Equity (Deficit)

7

Condensed Statements of Cash Flows

8

Notes to the Condensed Financial Statements

9

LOVARRA Condensed Balance Sheets (Expressed in U.S. dollars)
	March 31, 2021 $	December 31, 2020 $
	(unaudited)
ASSETS
Current Assets

Cash	4,677	4,677
Prepaid expenses and deposits	635	705

TOTAL ASSETS	5,312	5,382
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	4,500	–
Due to related parties (Note 3)	20,875	20,225

Total Liabilities	25,375	20,225

Nature of business and continuance of operations (Note 1)

Stockholder’s Deficit

Common stock Authorized: 75,000,000 shares, $0.001 par value 5,731,000 shares issued and outstanding	5,731	5,731
Additional paid-in capital	17,234	17,234
Share subscriptions receivable	(58)	(58)
Deficit	(42,970)	(37,750)

Total Stockholder’s Deficit	(20,063)	(14,843)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	5,312	5,382

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Operations and Comprehensive Loss (Expressed in U.S. dollars) (unaudited)
	Three months ended March 31, 2021 $	Three months ended March 31, 2020 $

EXPENSES

General and administrative	–	445
Professional fees	5,220	5,150
Rent	–	22

Total Expenses	5,220	5,617

Net Loss and Comprehensive Loss	(5,220)	(5,617)

Basic and Diluted Net Loss per Common Share	–	–

Weighted Average Number of Common Shares Outstanding	5,731,000	5,038,000

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Stockholders’ Equity (Deficit) (Expressed in U.S. dollars) (unaudited)
	Common Stock		Additional Paid-in Capital $	Deficit $	Total Stockholders' Deficit $
	Number of Shares	Amount $

Balance, December 31, 2019	4,500,000	4,500	–	(11,728)	(7,228)

Issuance of common stock	538,000	538	7,532	–	8,070

Net loss for the period	–	–	–	(5,617)	(5,617)

Balance, March 31, 2020	5,038,000	5,038	7,532	(17,345)	(4,775)

Balance, December 31, 2020	5,731,000	5,731	17,176	(37,750)	(14,843)

Net loss for the period	–	–	–	(5,220)	(5,220)

Balance, March 31, 2021	5,731,000	5,731	17,176	(42,970)	(20,063)

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA Condensed Statements of Cash Flows (Expressed in U.S. dollars) (unaudited)
	Three months ended March 31, 2021 $	Three months ended March 31, 2020 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(5,220)	(5,617)

Changes in Operating Assets and Liabilities:

Prepaid expense and deposits	70	22
Accounts payable and accrued liabilities	4,500	500
Due to related parties	650	2,150

Net Cash Used in Operating Activities	–	(2,945)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from share issuances	–	8,070

Net Cash Provided by Financing Activities	–	8,070

Change in Cash	–	5,125

Cash, Beginning of Period	4,677	40

Cash, End of Period	4,677	5,165

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA

Notes to the Condensed Financial Statements

Three Months Ended March 31, 2021

(Expressed in U.S. dollars)

(unaudited)

Note 1 – Nature of Business and Continuance of Operations

Lovarra (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. The Company is focused on application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application.

Going Concern

These condensed financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations. As at March 31, 2021, the Company has not generated any revenues, has a working capital deficit of $20,063, and has an accumulated deficit of $42,970. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The outbreak of the novel coronavirus – COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the American and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company’s supply chain and operations. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s suppliers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its potential impact on the Company. Even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic regression or depression that has occurred or may occur in the future. The impact on the Company has not been significant, but management continues to monitor the situation.

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

LOVARRA

Notes to the Condensed Financial Statements

Three Months Ended March 31, 2021

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

Financial instruments consist of cash, accounts payable and accrued liabilities, and amounts due to related parties, which approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Note 3 – Related Party Transactions

As at March 31, 2021, the Company owed $20,225 (December 31, 2020 - $20,225). to the Chief Executive Officer and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

As at March 31, 2021, the Company owed $650 (December 31, 2020 - $nil) to a Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

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

DESCRIPTION OF BUSINESS

Business Development

We are a development-stage company, incorporated on January 29, 2018 in the State of Nevada, with a fiscal year end of December 31. Our registered address is Kemp House, 152 - 160 City Road, London EC1V 2NX, United Kingdom. Our telephone number is: 442038078230. We have no employees other than Vadim Rata, our president and director, and Nicolai Moldovanu, our secretary, treasurer and director. We are a development-stage company that intends to develop, market and sell a subscription-based income/expense tracking application service. The management is also discussing developing a secure physical wallet that only opens once an expenditure/earning is reflected in the application. Our current operations are devoted to researching the market of mobile applications to determine a niche for our proposed income/expense application product. Moving forward it will possibly be connected to a physical wallet which will open only after the expense is input in the app. We have not yet implemented our business model or undertaken development of our proposed income/expense product nor the possible physical wallet. To date, we have generated no revenues from our operations. There can be no assurances that our efforts to develop our proposed income/expense service will succeed, or that we will be able to market our proposed income/expense service or the potential physical wallet, if developed.

Our Business

We intend to develop, launch, market and sell (via subscription) a product that will be (depending on user preferences) the most secure income/expense tracking system available today. We are als considering development of a physical wallet with a Bluetooth lock controlled by our application.

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

RESULTS OF OPERATION

For the three months ended March 31, 2021, the Company has a net loss of $5,220. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2021 and 2020

Revenue

During the three months ended March 31, 2021 and 2020, the Company has not earned any revenue.

Operating Expenses

During the three-month period ended March 31, 2021, we incurred total expenses and professional fees of $5,220 compared to $5,617 during the three months ended March 31, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three-month period ended March 31, 2021 was $5,220 compared to net loss of $5,617 during the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, our total assets were $5,312 compared to $5,382 in total assets as of December 31, 2020.  As of March 31, 2021, and as of December 31, 2020, our liabilities were $25,375 and $20,225, respectively. The increase in our liabilities was due to additional payment of operating expenses paid by our Chief Executive Officer.

Cash Flows from Operating Activities

For the three-month period ended March 31, 2021, net cash flows used in operating activities was $0 compared to $2,945 during the three months ended March 31, 2020.

Cash Flows from Financing Activities

Cash provided by financing activities during the three-month period ended March 31, 2021 was $0 compared to $8,070 during the three months ended March 31, 2020.

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

Going Concern

The independent auditors' report accompanying our December 31, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. There has been no change in our going concern assumption as at March 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities were sold during the three-month period ended March 31, 2021.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three-month period ended March 31, 2021.

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

LOVARRA

Date: May 12, 2021	By: /s/ Vadim Rata
Vadim Rata President, director, principal executive officer, principal financial officer, principal accounting officer and controller