Form 10-Q
period 2021-06-30
LOVARRA
filed 2021-08-12
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-231286

LOVARRA

(Exact name of registrant as specified in its charter)

NV (State or Other Jurisdiction of Incorporation or Organization)	7370 (Primary Standard Industrial Classification Number)	35-2618297 (IRS Employer Identification Number)

Kemp House,152 - 160 City Road,

London EC1V 2NX

UK

Telephone No.: (44) 2038078230

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

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,731,000 common shares issued and outstanding as of August 12, 2021.

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

June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

Index

Condensed Balance Sheets 5

Condensed Statements of Operations and Comprehensive Loss 6

Condensed Statements of Stockholders’ Equity (Deficit) 7

Condensed Statements of Cash Flows 8

Notes to the Condensed Financial Statements 9

LOVARRA

Condensed Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2021 $	December 31, 2020 $
	(unaudited)
ASSETS
Current Assets

Cash	–	4,677
Prepaid expenses and deposits	635	705
TOTAL ASSETS	635	5,382

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	1,618	–
Due to related parties (Note 3)	20,875	20,225
Total Liabilities	22,493	20,225

Nature of business and continuance of operations (Note 1)

Stockholder’s Deficit

Common stock Authorized: 70,000,000 shares, $0.001 par value 5,731,000 shares issued and outstanding	5,731	5,731
Additional paid-in capital	17,176	17,176
Deficit	(44,765)	(37,750)

Total Stockholder’s Deficit	(21,858)	(14,843)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	635	5,382

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA
Condensed Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

(unaudited)

	Three months ended June 30, 2021 $	Three months ended June 30, 2020 $	Six months ended June 30, 2021 $	Six months ended June 30, 2020 $

EXPENSES

General and administrative	295	295	295	740
Professional fees	1,500	1,500	6,720	6,650
Rent	–	75	–	97
Total Expenses	1,795	1,870	7,015	7,487

Net Loss and Comprehensive Loss	(1,795)	(1,870)	(7,015)	(7,487)

Basic and Diluted Net Loss per Common Share	–	–	–	–

Weighted Average Number of Common Shares Outstanding	5,731,000	5,038,000	5,731,000	4,867,819

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA

Condensed Statements of Stockholder’s Equity (Deficit)

(Expressed in U.S. dollars)

(unaudited)

	Common Stock
	Number of Shares	Amount $	Additional Paid-in Capital$	Deficit $	Total Stockholders' Equity (Deficit) $

Balance, December 31, 2020	5,731,000	5,731	17,176	(37,750)	(14,843)

Net loss for the period	—	—	—	(5,220)	(5,220)

Balance, March 31, 2021	5,731,000	5,731	17,176	(42,970)	(20,063)

Net loss for the period	—	—	—	(1,795)	(1,795)

Balance, June 30, 2021	5,731,000	5,731	17,176	(44,765)	(21,858)

Balance, December 31, 2019	4,500,000	4500	—	(11,728)	(7,228)

Issuance of common stock	538,000	538	7,532	—	8,070

Net loss for the period	—	—	—	(5,617)	(5,617)

Balance, March 31, 2020	5,038,000	5,038	7,532	(17,345)	(4,775)

Net loss for the period	—	—	—	(1,870)	(1,870)

Balance, June 30, 2020	5,038,000	5,038	7,532	(19,215)	(6,645)

(The accompanying notes are an integral part of these condensed financial statements)

 LOVARRA
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)

(unaudited)

	Six months ended June 30, 2021	Six months ended June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(7,015)	(7,487)

Changes in Operating Assets and Liabilities:

Prepaid expense and deposits	70	97
Accounts payable and accrued liabilities	1,618	(1,500)
Due to related parties	650	2,150

Net Cash Used in Operating Activities	(4,677)	(6,740)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from share issuances	–	8,070
Net Cash Provided by Financing Activities	–	8,070

Change in Cash	(4,677)	1,330

Cash, Beginning of Period	4,677	40

Cash, End of Period	–	1,370

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA

Notes to the Condensed Financial Statements

Six Months Ended June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

Note 1 – Nature of Business and Continuance of Operations

Lovarra (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. The Company is focused on application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application.

Going Concern

These condensed financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations. As at June 30, 2021, the Company has not generated any revenues, has a working capital deficit of $21,858, and has an accumulated deficit of $44,765. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Six Months Ended June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

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

Note 3 – Related Party Transactions

As at June 30, 2021, the Company owed $20,225 (December 31, 2020 - $20,225) to the Chief Executive Officer and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

As at June 30, 2021, the Company owed $650 (December 31, 2020 - $nil) to a Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

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

DESCRIPTION OF BUSINESS

We are a development-stage company, incorporated on January 29, 2018 in the State of Nevada, with a fiscal year end of December 31. Our registered address is Kemp House, 152 - 160 City Road, London EC1V 2NX, United Kingdom. Our telephone number is +442038078230. We are a development-stage company that intends to develop, market and sell a subscription-based income/expense tracking application service. The management is also discussing developing a secure physical wallet that only opens once an expenditure/earning is reflected in the application. Our current operations are devoted to researching the market of mobile applications to determine a niche for our proposed income/expense application product. Moving forward it will possibly be connected to a physical wallet which will open only after the expense is input in the app. We have not yet implemented our business model or undertaken development of our proposed income/expense product nor the possible physical wallet. To date, we have generated no revenues from our operations.

RESULTS OF OPERATION

For the six months ended June 30, 2021, the Company has a net loss of $7,015. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2021 and 2020

Revenue

During the three months ended June 30, 2021 and 2020, the Company has not earned any revenue.

Operating Expenses

During the three-month period ended June 30, 2021, we incurred total expenses and professional fees of $1,795 compared to $1,870 during the three months ended June 30, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three-month period ended June 30, 2021 was $1,795 compared to net loss of $1,870 during the three months ended June 30, 2020. Our loss per share for the three months ended June 30, 2021 and 2020 was $nil.

Six Month Period Ended June 30, 2021 and 2020

Revenue

During the six months ended June 30, 2021 and 2020, the Company has not earned any revenue.

Operating Expenses

During the six-month period ended June 30, 2021, we incurred total expenses and professional fees of $7,015 compared to $7,487 during the six months ended June 30, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the six-month period ended June 30, 2021 was $7,015 compared to net loss of $7,487 during the six months ended June 30, 2020. Our loss per shar for the six months ended June 30, 2021 and 2020 was $nil.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, our cash balance was $nil compared to $4,677 at December 31, 2020. We had total assets of $635 at June 30, 2021 compared to total assets of $5,382 as at December 31, 2020. As of June 30, 2021, and as of December 31, 2020, our liabilities were $22,493 and $20,225, respectively. The decrease in cash and total assets at June 30, 2021 was due to the use of our cash for operating expenses, as we have not raised additional equity financing to support our operations. The increase in our liabilities was due to additional payments of operating expenses paid by officers and directors of the Company.

Cash Flows from Operating Activities

For the six-month period ended June 30, 2021, net cash flows used in operating activities was $4,677 compared to $6,740 during the six months ended June 30, 2020. The decrease in the use of cash for operating activities was due to the lack of available cash flow, as the Company has no cash flow from operations and continues to rely on officers and directors of the Company to support its ongoing operations.

Cash Flows from Financing Activities

Cash provided by financing activities during the six-month period ended June 30, 2021 was $0 compared to $8,070 during the six months ended June 30, 2020. The decrease was due to the fact that we did not raise any cash financing during the year compared to the receipt of $8,070 from the issuance of common shares during the period ended June 30, 2020.

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

Going Concern

The independent auditors' report accompanying our December 31, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. There has been no change in our going concern assumption as at June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities were sold during the six-month period ended June 30, 2021.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the six-month period ended June 30, 2021.

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

LOVARRA

Date: August 12, 2021	By: /s/ Vadim Rata
Vadim Rata President, director, principal executive officer, principal financial officer, principal accounting officer and controller