Form 10-Q
period 2021-09-30
LOVARRA
filed 2021-11-08
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,731,000 common shares issued and outstanding as of November 4, 2021.

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

September 30, 2021

(Expressed in U.S. dollars)

(unaudited)

Index

Condensed Balance Sheets 5

Condensed Statements of Operations and Comprehensive Loss 6

Condensed Statements of Stockholders’ Equity (Deficit) 7

Condensed Statements of Cash Flows 8

Notes to the Condensed Financial Statements 9

LOVARRA

Condensed Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2021 $	December 31, 2020 $
	(unaudited)
ASSETS
Current Assets

Cash	–	4,677
Prepaid expenses and deposits	350	705
TOTAL ASSETS	350	5,382

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities

Accounts payable and accrued liabilities	1,500	–
Due to related parties (Note 3)	22,493	20,225
Total Liabilities	23,993	20,225

Nature of business and continuance of operations (Note 1)

Stockholder’s Deficit

Common stock Authorized: 70,000,000 shares, $0.001 par value 5,731,000 shares issued and outstanding	5,731	5,731
Additional paid-in capital	17,176	17,176
Deficit	(46,550)	(37,750)

Total Stockholder’s Deficit	(23,643)	(14,843)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	350	5,382

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA
Condensed Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

(unaudited)

	Three months ended September 30, 2021 $	Three months ended September 30, 2020 $	Nine months ended September 30, 2021 $	Nine months ended September 30, 2020 $

EXPENSES

General and administrative	–	445	295	1,185
Professional fees	1,500	4,200	8,150	10,850
Rent	–	–	–	97
Transfer agent fees	285	2,560	355	2,560
Total Expenses	1,785	7,205	8,800	14,692

Net Loss and Comprehensive Loss	(1,785)	(7,205)	(8,800)	(14,692)

Basic and Diluted Net Loss per Common Share	–	–	–	–

Weighted Average Number of Common Shares Outstanding	5,731,000	5,514,891	5,731,000	5,085,084

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA

Condensed Statements of Stockholder’s Equity (Deficit)

(Expressed in U.S. dollars)

(unaudited)

	Common Stock		Additional Paid-in Capital $	Deficit $	Total Stockholders' Equity (Deficit) $
	Number of Shares	Amount $

Balance, December 31, 2020	5,731,000	5,731	17,176	(37,750)	(14,843)

Net loss for the period	–	–	–	(5,220)	(5,220)

Balance, March 31, 2021	5,731,000	5,731	17,176	(42,970)	(20,063)

Net loss for the period	–	–	–	(1,795)	(1,795)

Balance, June 30, 2021	5,731,000	5,731	17,176	(44,765)	(21,858)

Net loss for the period	–	–	–	(1,785)	(1,785)

Balance, September 30, 2021	5,731,000	5,731	17,176	(46,550)	(23,643)

Balance, December 31, 2019	4,500,000	4,500	–	(11,728)	(7,228)

Issuance of common stock	538,000	538	7,532	–	8,070

Net loss for the period	–	–	–	(5,617)	(5,617)

Balance, March 31, 2020	5,038,000	5,038	7,532	(17,345)	(4,775)

Net loss for the period	–	–	–	(1,870)	(1,870)

Balance, June 30, 2020	5,038,000	5,038	7,532	(19,215)	(6,645)

Issuance of common stock	693,000	693	9,654	–	10,347

Net loss for the period	–	–	–	(7,205)	(7,205)

Balance, September 30, 2020	5,731,000	5,731	17,186	(26,420)	(3,503)

(The accompanying notes are an integral part of these condensed financial statements)

 LOVARRA
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)

(unaudited)

	Nine months ended September 30, 2021 $	Nine months ended September 30, 2020 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(8,800)	(14,692)

Changes in Operating Assets and Liabilities:

Prepaid expense and deposits	355	97
Accounts payable and accrued liabilities	1,500	1,060
Due to related parties	2,268	3,350
Net Cash Used in Operating Activities	(4,677)	(10,185)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from share issuances	–	18,417
Net Cash Provided by Financing Activities	–	18,417

Change in Cash	(4,677)	8,232

Cash, Beginning of Period	4,677	40

Cash, End of Period	–	8,272

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

LOVARRA

Notes to the Condensed Financial Statements

Nine Months Ended September 30, 2021

(Expressed in U.S. dollars)

(unaudited)

Note 1 – Nature of Business and Continuance of Operations

Lovarra (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. The Company is focused on application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application.

Going Concern

These condensed financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations. As at September 30, 2021, the Company has not generated any revenues, has a working capital deficit of $23,643, and has an accumulated deficit of $46,550. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Nine Months Ended September 30, 2021

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

Note 3 – Related Party Transactions

As at September 30, 2021, the Company owed $21,843 (December 31, 2020 - $20,225) to the Chief Executive Officer and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

As at September 30, 2021, the Company owed $650 (December 31, 2020 - $nil) to a Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

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

RESULTS OF OPERATION

For the nine months ended September 30, 2021, the Company has a net loss of $8,800. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2021 and 2020

Revenue

During the three months ended September 30, 2021 and 2020, the Company has not earned any revenue.

Operating Expenses

During the three-month period ended September 30, 2021, we incurred total expenses of $1,785 compared to $7,205 during the three months ended September 30, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three-month period ended September 30, 2021 was $1,785 compared to net loss of $7,205 during the three months ended September 30, 2020. Our loss per share for the three months ended September 30, 2021 and 2020 was $nil.

Nine Month Period Ended September 30, 2021 and 2020

Revenue

During the nine months ended September 30, 2021 and 2020, the Company has not earned any revenue.

Operating Expenses

During the nine-month period ended September 30, 2021, we incurred total expenses of $8,800 compared to $14,692 during the nine months ended September 30, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the nine-month period ended September 30, 2021 was $8,800 compared to net loss of $14,692 during the nine months ended September 30, 2020. Our loss per share for the nine months ended September 30, 2021 and 2020 was $nil.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, our cash balance was $nil compared to $4,677 at December 31, 2020. We had total assets of $350 at September 30, 2021 compared to total assets of $5,382 as at December 31, 2020. As of September 30, 2021, and as of December 31, 2020, our liabilities were $23,993 and $20,225, respectively. The decrease in cash and total assets at September 30, 2021 was due to the use of our cash for operating expenses, as we have not raised additional equity financing to support our operations. The increase in our liabilities was due to additional payments of operating expenses paid by officers and directors of the Company.

Cash Flows from Operating Activities

For the nine-month period ended September 30, 2021, net cash flows used in operating activities was $4,677 compared to $10,185 during the nine months ended September 30, 2020. The decrease in the use of cash for operating activities was due to the lack of available cash flow, as the Company has no cash flow from operations and continues to rely on officers and directors of the Company to support its ongoing operations.

Cash Flows from Financing Activities

We had no transactions relating to financing activities for the nine months ended September 30, 2020 compared to $18,417 during the nine months ended September 30, 2020 from the issuance of common shares.

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

Going Concern

The independent auditors' report accompanying our December 31, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. There has been no change in our going concern assumption as at September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities were sold during the nine-month period ended September 30, 2021.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the nine-month period ended September 30, 2021.

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

LOVARRA

Date: November 8, 2021	By: /s/ Vadim Rata
Vadim Rata President, director, principal executive officer, principal financial officer, principal accounting officer and controller