Form 10-K
period 2021-12-31
LOVARRA
filed 2022-04-13
CIK 1746278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-231286

LOVARRA

(Exact name of registrant as specified in its charter)

Nevada	35-2618297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street, 16-079 New York, NY 10004	(808) 829-1057
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes    ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the common stock as reported by OTC Pink tier of the OTC Markets marketplace on such date, was approximately $123,100. This calculation does not reflect a determination that persons are affiliates for any other purposes.

As of April 7, 2022, 35,201,756 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which represent our expectations or beliefs statements concerning, without limitation, our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation, managing and maintaining growth, the operations of the Company, volatility of stock price, commercial viability of our product candidates and any other factors discussed in this and other registrant filings with the Securities and Exchange Commission (“Commission”).

These risks and uncertainties and other factors include, but are not limited to those set forth under “Risk Factors” of this Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as otherwise required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Report or in the documents and/or information that we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Report.

This Report contains forward-looking statements, including statements regarding, among other things:

●	our ability to continue as a going concern;

●	our anticipated needs for working capital, and our ability to secure additional financing on favorable terms, if at all;

●	the demand for our products;

●	our sales, marketing, and distribution prospects;

●	our financial performance;

●	the level of expenses related to our business development and operations;

●	our efforts to expand our products, services and our business;

●	the implementation of our business model and strategic plans for our business and technology;

●	regulatory or legal developments in the ASEAN, Asia-Pacific Region, the United States, and other countries;

●	our expectations regarding the effects of the COVID-19 pandemic on our business and our clients; and

●	developments and projections relating to our competitors and our industry.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur. We caution you not to place undue reliance on these forward-looking statements. In addition to the information expressly required to be included in this Report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

You should read this Report and the documents that we reference in this Report and have filed as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Report by these cautionary statements.

ii

PART I

Item 1 – Business

As used in this Report, unless the context otherwise requires, references to “we,” “us,” “our,” “Company,” and “Lovarra” refer to Lovarra.

CreateApp Acquisition

On December 15, 2021, the Company into a Separation Agreement (the “Separation Agreement”) and Master Distribution Agreement (the “Master Distribution Agreement”), with Logiq, Inc., a Delaware corporation (“Logiq”), pursuant to which, at the closing thereof (the “Closing”), the Company agreed to purchase and acquire from Logiq its platform (operated as CreateApp) (the “CreateApp Acquisition”).

The Company and Logiq also entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) and Transition Services Agreement (the “Transition Services Agreement”), on the same date. The Tax Sharing Agreement provides for the allocation between the Company and Logiq of payment of tax liabilities and entitlement to refunds thereof, allocate responsibility for, and cooperation in, the filing of tax returns, and provide for certain other matters relating to taxes. The Transition Services Agreement provides for the transition in connection with the Master Distribution Agreement.

The Separation Agreement, Master Distribution Agreement, Tax Sharing Agreement and Transition Services Agreement (the “CreateApp Transaction Agreements”) and the transactions contemplated thereby, were approved by the board of directors of the Company and Logiq.

Closing of the CreateApp Acquisition occurred on January 27, 2022, at which time the Company acquired the CreateApp platform (and certain other assets) from Logiq in exchange for the issuance 26,350,756 common shares of the Company to Logiq in accordance with the terms of the Master Distribution Agreement (the “Asset Sale”).

Logiq currently owns the 26,350,756 shares of Company common stock issued upon Closing (as discussed above), and Logiq’s wholly owned subsidiary Gologiq LLC (“Gologiq”) owns an additional 4,500,000 shares of Company common stock. Logiq intends to distribute, on a pro rata basis, all 26,350,756 of its Lovarra shares to Logiq’s shareholders (the “Distribution,” or, the “Spin Off”) of record as of December 30, 2021 (the “Record Date”), which Distribution of said shares is expected to occur approximately six months from the Closing  (the “Distribution Date”).

A summary of the material terms of the CreateApp Transaction Documents is set forth below.

Master Distribution Agreement and Separation Agreement

The Company and LGIQ entered into a Master Distribution Agreement and Separation Agreement, which set forth the terms of the Separation and the subsequent Distribution. Pursuant to these agreements, Logiq agreed to assign, transfer, convey and deliver (or cause one or more of its subsidiaries to do so) its CreateApp business and all of the CreateApp assets to the Company in exchange for the assumption by the Company of the liabilities of CreateApp and the issuance of shares of the Company to Logiq, which shares will then be distributed to the shareholders of Logiq as the Record Date as provided in the Distribution as part of the Spin Off.

The Shares of the Company will be distributed on the Distribution Date pursuant to a stock dividend to Logiq shareholders of record as of the Record Date in a dividend ratio of one Company share for each one share of Logiq held by Logiq’s shareholders on the Record Date (the “Dividend Ratio”).

Upon Closing, Logiq retained its DataLogiq business, as well as certain other excluded assets, as specified in the Separation and Master Distribution Agreements. As a result of the Spin Off, following the Distribution Date, the Company will be owned by the stockholders of Logiq and will cease to be a subsidiary of Logiq and Logiq and the Company will operate as two separate public companies with Logiq operating its DataLogiq business and the Company operating the CreateApp business.

The Separation and Master Distribution Agreements do not include representations and warranties regarding any assets or liabilities transferred or assumed, any consents or approvals that may be required in connection with these transfers or assumptions, the value or freedom from any lien or other security interest of any assets transferred, the absence of any defenses relating to any claim of either party or the legal sufficiency of any conveyance documents. Except as expressly set forth in the separation and distribution agreement, all assets will be transferred on an “as is,” “where is” basis.

The Separation and Master Distribution Agreements govern each of the parties’ rights and obligations regarding the Spin Off. Prior to consummation of the Distribution, the Company shall deliver all of its issued and outstanding shares of common stock held by Logiq to a distribution agent. On the Distribution Date, the Company will instruct the distribution agent to electronically deliver such shares of its common stock to Logiq’s shareholders as of the Record Date based on the Dividend Ratio. As noted above, Logiq currently expects that the Distribution will be consummated on or before the end of June 2022, subject to satisfaction of certain conditions and receipt of regulatory approvals.

Pursuant to the Separation Agreement and Master Distribution Agreements, each of the parties agreed to release the other and its affiliates, successors and assigns, and all persons that prior to the Spin Off have been the other’s shareholders, directors, officers, members, agents and employees, and their respective heirs, executors, administrators, successors and assigns, from any claims against any of them that arise out of or relate to events, circumstances or actions occurring or failing to occur or any conditions existing at or prior to the time of the distribution. These releases are subject to exceptions set forth in the respective separation and distribution agreements. In addition, each of the parties agreed to indemnify the other and each of the other’s past and present directors, officers and employees, and each of their successors and assigns, against certain liabilities incurred in connection with the Spin Off and the parties’ respective businesses. The amount of either parties’ indemnification obligations will be reduced by any insurance proceeds the party being indemnified receives.

Tax Sharing Agreement

In addition, the Company and Logiq entered into a Tax Sharing Agreement, which agreement governs each of the parties’ respective rights, responsibilities and obligations with respect to taxes for any tax period ending on or before the Distribution Date, as well as tax periods beginning before and ending after the Distribution Date. Generally, (i) Logiq will be liable for all pre-distribution U.S. federal income taxes, foreign income taxes and non-income taxes attributable to (x) Logiq’s DataLogiq business and (y) at least one asset or activity that is part of Logiq’s DataLogiq business and at least one asset or activity that is part of the CreateApp business; and (ii) the Company will be liable for all pre-distribution U.S. federal income taxes, foreign income taxes and non-income taxes attributable solely to the CreateApp business.

Transition Services Agreement

Last, the Company and Logiq also entered into a Transition Services Agreement, pursuant to which the Company and Logiq agreed to provide and/or make available various administrative services and assets (each, a “Service,” and collectively, the “Services”) to each other during the transition period commencing on Closing and ending on the earlier of (i) the date that one of the parties terminates the provision of any given Service pursuant to the agreement and (ii) the date agreed upon by the parties with respect to such Service, which is expected to be an approximately 13 month period. Services to be provided by Logiq to the Company include, amongst other things, certain services related to finance, taxation, legal/compliance, SEC compliance, regulatory, risk, human resources, payroll, public relations, marketing and advertising, facilities and information technology. Services to be provided by the Company to Logiq include, amongst other things, certain services related to finance, taxation, legal/compliance, SEC compliance, regulatory, risk and public relations. In consideration for such services, the Company and Logiq will each pay fees to the other for the services provided, and those fees will generally be in amounts intended to allow the party providing services to recover all of its direct and indirect costs incurred in providing those services.

The personnel performing services under the transition services agreement will be employees and/or independent contractors of the party providing the service and will not be under the direction or control of the party to whom the service is being provided. The transition services agreement also contains customary mutual indemnification provisions.

The CreateApp Transaction Agreements govern the contractual rights between the parties in relation to the transactions contemplated thereby and contain customary representations and warranties and pre- and post-closing covenants of each party.

Business Overview

As a result of the CreateApp Acquisition, the Company is no longer a shell company (as defined in Rule 12b-2 of the Act), and the Company’s primary business is now that of CreateApp. The disclosures in Items 1 and 1A of this Report give effect to the CreateApp Acquisition.

We offer solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of e-commerce for their clients globally. Our solutions are provided through our core platform, operated as CreateApp (https://www.createapp.com/) (“CreateApp”), which allows SMBs to establish their point-of-presence on the web.

Our CreateApp platform enables SMBs to create a mobile app for their business without the need of technical knowledge, high investment, or background in IT by utilizing CreateApp, which is a platform that is offered as a Platform as a Service (“PaaS”).

We provide our PaaS to SMBs in a wide variety of industry sectors. We believe that SMBs can increase their sales, reach more customers, and promote their products and services using our affordable and cost-effective solutions. We recognize revenue on a pay to use subscription basis when our customers use our PaaS platform to create mobile apps for their business.

Products

General

Since 2017, CreateApp has been focused, and we intend to continue to focus, on enabling mobile commerce via its enhanced platform offered on a PaaS basis, along with its e-wallet initiative. Product launches with our strategic partners DPEX Worldwide Express (S) PTE. Ltd. (Indonesia), BGT Corp Public Company Limited (Thailand), and Augicom Telecom SA (France) are representative of the PaaS platform strategy and product offering. As of the date of this Report, we offer the following products (each of which is described below): (i) CreateApp, (ii) Paylogiq; and (iii) Gologiq.

CreateApp

CreateApp, our core product and PaaS, allows SMBs to create mobile apps for their business without the need of technical knowledge, high investment, or background in IT.

CreateApp has evolved since 2017 to capitalize on the immediate opportunity for developing a larger network of valuable users and merchants by developing services that will enable the adoption of mobile commerce across Greater South East Asia and the United States. The platform enhancements have taken our technology from a standalone “do-it-yourself” (“DIY”) app builder to an enhanced platform built to enable mobile commerce by empowering users to create their own e-commerce and mobile-commerce ecosystem.

Beginning in 2019, CreateApp focused on scaling this business model by continuing to develop and expand strategic partnerships that would increase the number of users, and the merchants available to users, of its products on a PaaS basis. These efforts expanded on the success of recent product launches representative of the PaaS platform strategy and product offerings with our strategic partners. We believe that supporting these initiatives through deeper engagement, interaction, and co-marketing/sales substantially benefited the CreateApp business in 2018 and 2019. As a result, CreateApp’s year-over-year revenues increased significantly in 2018 and 2019. For 2021 over 2020 and 2020 over 2019, in spite of COVID-19, CreateApp worked to improve gross profit margins while reducing older, white-label partnership revenues and although year-over-year revenues decreased, the gross profits margins improved.

Paylogiq

Launched in late 2017 as an e-wallet initiative, Paylogiq is a ‘consumer facing’ product offering that supports the PaaS strategy developed by the enhancements to the CreateApp platform providing payment capabilities to users of the platform. Moreover, Paylogiq is designed to be a robust and universal payment platform, and its growth is therefore not limited to our CreateApp PaaS customers alone.

Gologiq

Gologiq is a PaaS platform that provides mobile payment capabilities for the local food delivery service industry. Logiq launched Gologiq in the fall of 2019 in Jakarta, Indonesia, and as of December 31, 2021, Gologiq had reached a registered customer base of 166,000 mobile users. We plan to fully evaluate all options for the Gologiq platform in order to increase user growth and regional expansion with its unique pedestrian-powered approach to urban food delivery.

Product Development

We expect that the development of our software will focus on expanding product lines, designing enhancements to our core technologies, and integrating existing and new products into our principal software architecture and platform technologies. We intend to continue to offer regular updates to our products and to continue to look for opportunities to expand our existing suite of products and services.

To date, our products have primarily been developed internally, although we have also licensed or acquired products, or portions of products, from third parties. These arrangements sometimes require us pay royalties to third parties. We intend to continue to license or otherwise acquire technology or products from third parties when it makes business sense to do so.

Our CreateApp mobile commerce PaaS enables SMBs worldwide to easily create and deploy a native mobile app for their business without technical knowledge or background. We empower businesses to reach more customers, increase sales, manage logistics, and promote their products and services in an easy and affordable way. Our CreateApp mobile platform includes the Paylogiq fintech and Gologiq delivery services that have garnered great interest from potential partners due to the deep consumer data both have been acquiring since their inception.

Our Strategy

Our growth strategy is a multi-pronged approach, consisting of the following:

●	Development of an end-to-end unified SaaS offering. We expect to unify all of our technology platforms into one framework to provide a streamlined user experience for customers to leverage all of our applications through a SaaS model.

●	Expand our customer base and business relationships. Today, we are already installed in major media companies and technology platforms. We intend to increase the usage of our technology and deepen technology relationships to drive increased revenue.

●	Focus on SMBs. We believe that there is a significant opportunity for an end-to-end advertising and marketing technology solution for SMBs seeking to grow their online sales without dealing with the many challenges of integrating multiple point solutions. We intend to continue to concentrate marketing our platforms to SMBs.

●	Maintain innovation. We will continue to develop and introduce new features and improved functionality to our platforms. Key initiatives include development of easy to use self-serve platforms for SMBs, and continued development of AI-driven marketing technologies.

Sales and Marketing

Our sales and marketing efforts are focused on promoting sales, producing expert content and brand awareness. We believe that the resellers agreements signed by CreateApp in 2015, 2016, and 2017 created a large enough addressable market opportunity to generate sales and profits in a scalable manner, grow our business and enhance shareholder value.  Given the nature of DIY mobile apps and the primary target market of SMBs, a typical go-to-market strategy would have a direct sales force or resellers approach SMBs directly to drive our revenue.

We intend to continue CreateApp’s evolution of its PaaS platform with two distinct market paths to drive recurring revenue business model:

(i)	Cooperation agreements in countries/regions where our partners are responsible for targeting SMBs either through an installed base of customers or groups of direct sellers with a sales and marketing team focusing on end customers.

(ii)	Digital wallet or e-wallet solutions. A distinguishing characteristic of Greater South East Asia (“GSEA”) compared to the United States is the substantially lower percentage of the population in GSEA with bank accounts, credit cards, or debit cards. This creates the need for alternative payment methods, specifically e-wallets according to the International Data Corporation (“IDC”). GSEA is poised for its own payments transformation in much the same way that China has shifted to online payments. Online payments in GSEA is divided into four broad payment modes: e-wallets (such as our Paylogiq platform), credit cards, debit cards and online banking. Of these IDC experts, the e-wallet mode is expected to grow the fastest over the next five years. Drivers for GSEA’s e-wallet industry include the mismatch between internet penetration and banking penetration (which creates a structural opportunity for e-wallet), the increasing integration of e-wallets with use cases such as online games and e-commerce, and the opportunity to offer broader digital financial services using e-wallets as a foundation.

With the above strategy, we believe that we will be able to maintain a lower capital expenditure base due to the ‘level-two’ customer support vs. ‘level-one’ customer support, smaller sales and marketing teams, and the need to provide hosting services.

Our CreateApp platform operates as a PaaS, allowing users to develop their own applications supplying the infrastructure and IT services, which users can access anywhere via a web or desktop browser. We recognize revenue on a pay to use subscription basis when our customers use our platform.

We do not plan to compensate resellers and distributors. Instead, the end user will pay the reseller/distributor directly as well as paying for our services, for which we or our reseller/distributor in licensed territories bill the end user separately.

Markets, Geography, and Seasonality

Our products and services have been predominantly sold in the Southeast Asian markets. Based on historical operating results, it does not appear that our business or operations have experienced any seasonality with respect to sales, as any such seasonality appears to be unpredictable. Although we believe our customers’ historical buying patterns and budgetary cycles may be a factor that impacts our quarterly sales results going forward, we are not able to reliably predict our future sales based on seasonality because outside factors (timing, introduction of new products and services, and other economic factors impacting our industry) may also substantially impact our revenues during the year.

Major Customers

We do not significantly depend on any individual major customers for large portions of our net sales.

Research and Development

Our R&D strategy is to offer cutting edge financial and e-commerce technology to our present and future customers. We intend to continue to invest in website, e-commerce platform and mobile app development. In addition, we intend to continue to develop our system support knowledge base and other internal systems.

Our commercial and corporate-strategy functions will collaborate closely with our R&D team on our priorities. The R&D strategy determines what capabilities and technologies we must have in place to bring the desired solutions to market. R&D capabilities are the technical abilities to discover, develop, or scale marketable solutions. Capabilities are unlocked by a combination of technologies and assets, and focus on the outcomes. The choices of operating model and organizational design will ultimately determine how well the R&D strategy is executed.

Competition

Our business, post-CreateApp Acquisition, is rapidly evolving and highly competitive. Our current and potential competitors include: (i) other DIY mobile app companies; (ii) companies that provide e-commerce and e-wallet services, including website/app development; and (ii) companies that provide infrastructure web and mobile services. We believe that the principal competitive factors in our mobile apps business include ease of use, affordability and broad range of functionality. Many of our current and potential competitors have greater resources, longer histories, more customers, and greater brand recognition. They may adopt more aggressive pricing and devote more resources to technology, functionality and ease of use and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

E-commerce

We face competition principally from regional players that operate across several markets in the U.S., Europe, and Asia. We also face competition from single-market players in those regions. We compete to attract, engage and retain buyers based on the variety and value of products and services listed on our marketplaces, overall user experience and convenience, online communication tools, integration with mobile and networking applications and tools, quality of mobile applications, and availability of payment settlement and logistics services. We also compete to attract and retain sellers based on the number and engagement of buyers, the effectiveness and value of the marketing services we offer, commission rates and the usefulness of the services we provide including data and analytics for potential buyer targeting, cloud computing services and the availability of support services, including payment settlement and logistics services.

E-wallet Platforms

Our Paylogiq business competes primarily with credit card and debit card service providers, banks with payment processing offerings, other offline payment options and other electronic payment system operators. Paylogiq competes with these companies primarily on the basis of transaction processing speed, convenience, network size, accessibility, reliability and price. We believe the combination of the numerous physical merchant locations accepting Payloqiq, and the Paylogiq App is a significant competitive advantage because of the strong demand in GSEA for convenient forms of payment processing.

Intellectual Property

We own all software intellectual property for CreateApp as well as the eWallet platform currently operating under the brand names AtozPay and AtozGo in Indonesia (Paylogiq and Gologiq, respectively), and the global rights to market and operate in other countries worldwide.

Facilities

Currently, we do not own any real estate. Our corporate headquarters are in a leased space comprising approximately 300 square feet of office space in New York, New York, at a rate of $820 per month.

We believe that our existing facilities are sufficient to accommodate our current and future operations.

Human Capital Resources

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel.

We currently have eleven full-time contracted personnel in Singapore, Myanmar, and the United States. None of our employees are represented by a union or covered by a collective bargaining agreement.

Government Approval and Effect of Government Regulations

Because our core business is to provide a PaaS platform that allows SMBs to build their presence on mobile devices, we do not believe that any government agency approval is required for the products and services that we provide to our customers.

However, governmental regulations, including foreign governmental regulations, may affect our business. For more information, see the section titled “Risk Factors” in this Report.

Environmental Matters

No significant pollution or other types of hazardous emission result from our operations, and it is not anticipated that our operations will be materially affected by federal, state or local provisions concerning environmental controls. Our costs of complying with environmental health and safety requirements have not been material.

Furthermore, compliance with federal, state and local requirements regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, nor are they expected to have, any material effect on the capital expenditures, earnings or competitive position of the Company. However, we will continue to monitor emerging developments in this area.

Legal Proceedings

We are not currently a party to any material legal proceedings. We may, however, in the ordinary course of business face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Corporate Information

Our principal executive offices are located at 85 Broad Street, 16-079, New York, NY 10004 and our telephone number is (808) 829-1057. We do not incorporate the information on our website into this Report and you should not consider it part of this Report.

Company Website

We maintain a corporate Internet website at: www.Gologiq.com (for Gologiq) and https://www.createapp.com/ (for CreateApp).

The contents of these websites are not incorporated in or otherwise to be regarded as part of this Report.

We file reports with the SEC, which include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other related filings. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

Item 1A – Risk Factors

You should carefully consider the risks described below, as well as the other information in this Report, including our financial statements and the related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our publicly traded securities. The occurrence of any of the events or developments described below could harm our business, financial condition, operating results, and/or growth prospects. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, labor relations, general economic conditions, geopolitical changes, and international operations. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity. The risks described below could cause our actual results to differ materially from those contained in the forward-looking statements we have made in this Report, the information incorporated herein by reference, and those forward-looking statements we may make from time to time. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Business

We are subject to risks associated with changing technologies in the mobile apps industry, which could place us at a competitive disadvantage.

The successful implementation of our business strategy requires us to continuously evolve our existing solutions and introduce new solutions to meet customers’ needs. We believe that our customers rigorously evaluate our solution and service offerings on the basis of a number of factors, including, but not limited to: quality; price competitiveness; technical expertise and development capability; innovation; reliability and timeliness of delivery; operational flexibility; customer service; and overall management.

We believe that our future success depends on our ability to continue to meet our customers’ changing requirements and specifications with respect to these and other criteria. There can be no assurance that we will be able to address technological advances or introduce new offerings that may be necessary to remain competitive within the mobile apps industry.

Systems failures could cause interruptions in our services or decreases in the responsiveness of our services which could harm our business.

If our systems fail to perform for any reason, we could experience disruptions in operations, slower response times, or decreased customer satisfaction. Our ability to host mobile apps successfully and provide high quality customer service depends on the efficient and uninterrupted operation of our hosting company’s computer and communications hardware and software systems. Although unlikely, our hosting company’s systems are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, and similar events. Any systems failure that causes an interruption in our services or decreases the responsiveness of our services could impair our reputation, damage our brand name, and materially adversely affect our business, financial condition and results of operations and cash flows.

If our security is breached, our business could be disrupted, our operating results could be harmed, and customers could be deterred from using our products and services.

Our business relies on the secure electronic transmission, storage, and hosting of sensitive information, including financial information, and other sensitive information relating to our customers, company, and workforce. As a result, we face some risk of a deliberate or unintentional incident involving unauthorized access to our computer systems (including, among other methods, cyber- attacks or social engineering) that could result in misappropriation or loss of assets or sensitive information, data corruption, or other disruption of business operations. In light of this risk, CreateApp has devoted, and we will likely continue to devote, significant resources to protecting and maintaining the confidentiality of its and our information (as applicable), including implementing security and privacy programs and controls, training the workforce, and implementing new technology. We have no guarantee that these programs and controls will be adequate to prevent all possible security threats. We believe that any compromise of our electronic systems, including the unauthorized access, use, or disclosure of sensitive information or a significant disruption of our computing assets and networks, would adversely affect our reputation and our ability to fulfill contractual obligations, and would require us to devote significant financial and other resources to mitigate such problems, and could increase our future cyber security costs. Moreover, unauthorized access, use, or disclosure of such sensitive information could result in contractual or other liability. In addition, any real or perceived compromise of our security or disclosure of sensitive information may result in lost revenues by deterring customers from using or purchasing our products and services in the future or prompting them to use competing service providers.

Delays in the release of new or enhanced products or services or undetected errors in our products or services may result in increased cost to us, delayed market acceptance of our products, and delayed or lost revenue.

To achieve market acceptance, new or enhanced products or services can require long development and testing periods, which may result in delays in scheduled introduction. Any delays in the release schedule for new or enhanced products or services may delay market acceptance of these products or services and may result in delays in new or existing customers from using these new or enhanced products or services or the loss of new or existing customers. In addition, new or enhanced products or services may contain a number of undetected errors or “bugs” when they are first released. Although we extensively test each new or enhanced product or service before it is released to the market, there can be no assurance that significant errors will not be found in existing or future releases. As a result, in the months following the introduction of certain releases, we may need to devote significant resources to correct these errors. There can be no assurance, however, that all of these errors can be corrected.

Defects or errors in our applications could harm our reputation, result in significant cost to us and impair our ability to market our products and services.

Our applications may contain defects or errors, some of which may be material. Errors may result from our own technology or from the interface of our cloud-based solutions with legacy systems and data, which we did not develop. The risk of errors is particularly significant when a new product is first introduced or when new versions or enhancements of existing products are released. The likelihood of errors is increased when we do more frequent releases of new products and enhancements of existing products. CreateApp has, from time to time, found defects in its applications. Although these past defects have not resulted in any litigation against us or Logiq (prior to consummation of the CreateApp Acquisition) to date, CreateApp has invested, and we will likely continue to invest, significant capital, technical, managerial, and other resources to investigate and correct such defects and we may need to divert these resources from other development efforts. In addition, material performance problems or defects in our applications may arise in the future. Material defects in our cloud-based solutions could result in a reduction in sales, delay in market acceptance of our applications, or credits or refunds to our customers. In addition, such defects may lead to the loss of existing customers and difficulty in attracting new customers, diversion of development resources, or harm to our reputation. Correction of defects or errors could prove to be impossible or impractical. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

If we are not able to reliably meet our data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed and customer contracts may be terminated.

As part of our current business model, we will deliver our applications over the Internet and store and manage hundreds of terabytes of data for our customers, resulting in substantial information technology infrastructure and ongoing technological challenges, which we expect to continue to increase over time. If we do not reliably meet these data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed, leading to reduced revenues and increased expenses. Our hosting services are subject to service-level agreements and, in the event that we fail to meet guaranteed service or performance levels, we could be subject to customer credits or termination of these customer contracts. If the cost of meeting these data storage and management requirements increases, our results of operations could be harmed.

Upgrading our products and services could result in implementation issues and business disruptions.

We plan to update our products and services on a periodic basis. In doing so, we face the possibility that existing customers will find the updated product and/or service unacceptable, or new customers may not be as interested as they have been in the past versions. Furthermore, translation errors might introduce new software and/or technical bugs that will not be caught.

New entrants and the introduction of other platforms in our markets may harm our competitive position.

The markets for development, distribution, and sale of offering SMBs a platform to create mobile apps for their business are rapidly evolving. New entrants seeking to gain market share by introducing new technology, new products, and new platforms may make it more difficult for us to sell our products which could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Our future success will depend on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.

Our sales will depend on our ability to anticipate our existing and prospective customers’ needs and develop products that address those needs. Our future success will depend on our ability to design new products, anticipate technological improvements and enhancements, and to develop products that are competitive in the rapidly changing mobile apps industry. Introduction of new products and product enhancements will require coordination of our efforts with our customers to develop products that offer performance features desired by our customers and performance and functionality superior or more cost effective than solutions offered by our competitors. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected, and our business and prospects will be harmed. We cannot assure that product introductions will meet our anticipated release schedules or that our products will be competitive in the market. Furthermore, given the rapidly changing nature of the mobile apps market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies.

Going forward, our cost structure will be partially fixed. If our revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.

Going forward, our cost structure will be partially fixed, and if our future revenues decrease, these fixed costs will not be reduced. We expect that we will base our cost structure on historical and expected levels of demand for CreateApp’s services, as well as our fixed operating infrastructure, such as computer hardware, software, and staffing levels. If future demand for our services declines, and as a result, our revenues decline, we may not be able to adjust our cost structure on a timely basis and our profitability may be materially adversely affected.

Attrition of customers and failure to attract new customers could have a material adverse effect on our business, financial condition and results of operations, and cash flows.

Although we now offer mobile apps designed to support and retain our customers, our efforts to attract new customers or prevent attrition of our existing customers may not be successful. If we are unable to retain our existing customers or acquire new customers in a cost-effective manner, our business, financial condition and results of operations, and cash flows would likely be adversely affected. Although CreateApp has spent significant resources on business development and related expenses and we plan to continue to do so, these efforts may not be cost-effective at attracting new customers.

Our ability to sustain or increase revenues will depend upon our success in entering new markets, continuing to increase our customer base, and in deriving additional revenues from our existing customers.

One component of our overall business strategy is to derive more revenues from our existing customers by expanding their use of our products and services. Such strategy would have our customers utilize our PaaS platforms and our tools and components to leverage vast amounts of information stored in both corporate databases and public data sources in order to make informed business decisions during the research and development process. In addition, we seek to expand into new markets, and new areas within our existing markets, by potentially acquiring businesses in these markets, attracting and retaining personnel knowledgeable in these markets, identifying the needs of these markets, and developing marketing programs to address these needs. If successfully implemented, these strategies could increase the usage of our PaaS platforms from SMBs operating within our existing customer base, as well as by new customers in other industries. However, if our strategies are not successfully implemented, our products and services may not achieve market acceptance or penetration in targeted new departments within our existing customers or in new industries. As a result, we may incur additional costs and expend additional resources without being able to sustain or increase revenue.

A pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, our business may be adversely affected.

COVID-19 has spread worldwide and has resulted in government authorities implementing numerous measures to try to contain it, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures have impacted our workforce and operations, the operations of our customers and our partners, and those of our respective vendors and suppliers. Our critical business operations, including our headquarters, are located in regions which have been impacted by COVID-19. Our customers worldwide have also been affected and may continue to be affected by COVID-19 related restrictions and closures.

The spread of COVID-19 has caused us to modify our business practices, as we comply with state mandated requirements for safety in the workplace to ensure the health, safety and well-being of our employees. These measures may include personal protective equipment, social distancing, cleanliness of the facilities and daily monitoring of the health of employees in our facilities, as well as modifying our policies on employee travel and the cancellation of physical participation in meetings, events and conferences. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, partners and suppliers. However, we do not currently have a specific and/or comprehensive contingency plan in place that is designed to address the challenges and risks presented by the COVID-19 pandemic and, even if and when we do develop such a plan, there can be no assurance that such plan will be effective in mitigating the potential adverse effects on our business, financial condition and results of operations.

In addition, while the extent and duration of the COVID-19 pandemic on the global economy and our business in particular is difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity. A recession or financial market correction resulting from the lack of containment and spread of COVID-19 could impact overall technology spending, adversely affecting demand for our products, our business and the value of our common stock.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including, but not limited to, the duration and continued spread of the pandemic, its severity, the actions to contain the disease or treat its impact, further related restrictions on travel, and the duration, timing and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Report.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

If we are not successful in selecting and integrating the businesses and technologies we acquire, or in managing our current and future divestitures, our business may suffer.

We recently acquired the CreateApp business from Logiq on January 27, 2022. We may continue to search to acquire additional businesses and technologies and form strategic alliances. However, businesses and technologies may not be available on terms and conditions we find acceptable. We risk spending time and money investigating and negotiating with potential acquisition or alliance partners, but not completing transactions. Even if completed, acquisitions and alliances, including our acquisition of the CreateApp business, involve numerous risks which may include, among other things: difficulties in achieving business and continuing financial success; difficulties and expenses incurred in assimilating and integrating operations, services, products, technologies, or pre-existing relationships with our customers, distributors, and suppliers; challenges with developing and operating new businesses, including those which are materially different from our existing businesses and which may require the development or acquisition of new internal capabilities and expertise; challenges of maintaining staffing at the acquired entities, including loss of key employees; potential losses resulting from undiscovered liabilities of acquired companies that are not covered by the indemnification we may obtain from the seller(s); the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies; diversion of management’s attention from other business concerns; acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing shareholders; new technologies and products may be developed which cause businesses or assets we acquire to become less valuable; and risks that disagreements or disputes with prior owners of an acquired business, technology, service, or product may result in litigation expenses and distribution of our management’s attention. In the event that an acquired business or technology or an alliance does not meet our expectations, our results of operations may be adversely affected.

Some of the same risks will likely exist if and when we decide to sell a business, site, product line, or division. In addition, divestitures could involve additional risks, including the following: difficulties in the separation of operations, services, products, and personnel; and the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture. We will evaluate the performance and strategic fit of our businesses. These and any divestitures may result in significant write-offs, including those related to goodwill and other intangible assets, which could have an adverse effect on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers or alternative exit strategies at acceptable prices and terms and in a timely manner. We may not be successful in managing these or any other significant risks that we encounter in divesting a business, site, product line, or division, and as a result, we may not achieve some or all of the expected benefits of the divestitures.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

The operations of our CreateApp business has expanded significantly since its inception, and we anticipate that further significant expansion will be required to achieve our business objectives. We expect that the growth and expansion of our business and product offerings will place a continuous and significant strain on our management, operational, and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which could damage our reputation and brand and may have a material adverse effect on our business, operating results, and financial condition.

We may be unable to respond to customers’ demands for new mobile app solutions and service offerings, and our business, financial condition and results of operations, and cash flows may be materially adversely affected.

Our customers may demand new mobile app solutions and service offerings. If we fail to identify these demands from customers or update our offerings accordingly, new offerings provided by our competitors may render our existing solutions and services less competitive. Our future success will depend, in part, on our ability to respond to customers’ demands for new offerings on a timely and cost-effective basis and to adapt to address the increasingly sophisticated requirements and varied needs of our customers and prospective customers. We may not be successful in developing, introducing or marketing new offerings. In addition, our new offerings may not achieve market acceptance. Any failure on our part to anticipate or respond adequately to customer requirements, or any significant delays in the development, introduction or availability of new offerings or enhancements of our current offerings could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Increasing competition and increasing costs within our customers’ industries may affect the demand for our products and services, which may affect our results of operations and financial condition.

Our customers’ demand for our products will be impacted by continued demand for their products and by our customers’ research and development costs, budget costs, and capital expenditures. Demand for our customers’ products could decline, and prices charged by our customers for their products may decline, as a result of increasing competition that our customers face in their respective industries. In addition, our customers’ expenses could continue to increase as a result of increasing costs of complying with government regulations and other factors. A decrease in demand for our customers’ products, pricing pressures associated with the sales of these products, and additional costs associated with product development could cause our customers to reduce their research and development costs, budget costs, and capital expenditures. Although we believe our products can help our customers increase productivity, generate additional sales, and reduce costs in many areas, because our products and services depend on such research and development, budget, and capital expenditures, our revenues may be significantly reduced.

We are subject to pricing pressures in some of the markets we serve.

The market for PaaS for the SMB industry is intensely competitive. In response to increased competition and general adverse economic conditions in this market, we may be required to modify our pricing practices. Changes in our pricing model could adversely affect our revenue and earnings.

We may be unable to respond to the evolving industry practices and technology solutions, and our business, financial condition and results of operations and cash flows may be materially adversely affected.

To remain competitive as a mobile app provider, we must continue to invest in research and development of new technology solutions in order to keep up with the ever-evolving industry practices and enhancements to our existing solutions. The process of developing new technologies, products and services is complex and expensive. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies or the emergence of new industry practices could render our solutions less competitive.

We do not currently have liability insurance coverage, and any insurance coverage in the future may not be sufficient to avoid material impact on our financial position or results of operations resulting from claims or liabilities against us, and we may not be able to obtain insurance coverage in the future.

We do not currently maintain insurance coverage for protection against many risks of liability. The extent of our insurance coverage is under review, and we intend to modify such coverage as we deem it necessary in the near term. Even if we secure liability insurance coverage, it is possible that claims or liabilities against us may have a material adverse impact on our financial position or results of operations. In addition, we may not be able to obtain any insurance coverage, or adequate insurance coverage, now or in the future.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business.

Our success depends to a significant extent on the continued services of our senior management and other members of management.

If members of our senior management team do not continue in their present positions, our business may suffer. Because of the nature of our business, we are highly dependent upon attracting and retaining qualified personnel. There is significant competition for qualified personnel in our industry. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key technical, UX, and managerial personnel in a timely manner, could harm our business.

We are subject to risks associated with the operation of a global business.

CreateApp has derived, and we will likely derive, all of our total revenue from operations in international markets. During the years ended December 31, 2021 and 2020, 100% of CreateApp’s total revenue was derived from its international operations. Our global business going forward may be affected by local economic conditions, including inflation, recession, and currency exchange rate fluctuations. In addition, political and economic changes, including international conflicts (such as the ongoing conflict between Russia and Ukraine), including terrorist acts, throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

Potential changes in U.S. and international tax law could negatively impact our results of operations.

Tax proposals to reform corporate tax law are constantly being considered. Proposals include both increasing and reducing the corporate statutory tax rate, broadening the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, implementing a territorial regime of taxation, limiting the ability of U.S. corporations to deduct interest expense associated with offshore earnings, modifying the foreign tax credit rules, and reducing the ability to defer U.S. tax on offshore earnings. These or other changes in the U.S. tax laws could increase our effective tax rate, which would affect our profitability.

Changes in government regulation or in practices relating to mobile apps and e-wallet industries could decrease the need for the products and services we will provide.

Governmental agencies throughout the world, including but not limited to the U.S., regulate mobile apps, e-wallets, and the products and services we will offer to our customers. Changes in regulations, such as a relaxation in regulatory requirements, or an increase in regulatory requirements that we have difficulty satisfying or that make our products and services less competitive, could eliminate or substantially reduce the demand for our products and services.

Any negative commentaries made by any regulatory agencies or any failure by us to comply with applicable regulations and related guidance could harm our reputation and operating results, and compliance with new regulations and guidance may result in additional costs.

Any negative commentaries made by any regulatory agencies or any failure on our part to comply with applicable regulations could result in the termination of customers using our products and services. This could harm our reputation, our prospects for generating future revenue, and our operating results. If our operations are found to violate any applicable law or other governmental regulations, we might be subject to civil and criminal penalties, damages, and fines. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation.

Any future litigation against us, which may arise in the ordinary course of our business, could be costly and time consuming to defend.

We may be subject to future claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. Third parties may in the future assert intellectual property rights to technologies that are important to our business and demand back royalties or demand that we license their technology. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance, if and when we secure coverage, may not cover such claims, may not be sufficient for one or more such claims, and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, negatively affecting our business, results of operations, and financial condition.

We could incur substantial costs resulting from product liability claims relating to our products or services or our customers’ use of our products or services.

Any failure or errors caused by our products or services could result in a claim for substantial damages against us by our customers, regardless of our responsibility for the failure. Although we are generally entitled to indemnification against claims brought against us by third parties arising out of our customers’ use of our products under the customer contracts that we have inherited from CreateApp, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, may divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, a court may not enforce our indemnification right if the customer challenges it or the customer may not be able to fund any amounts for indemnification owed to us. In addition, we do not have existing insurance coverage for product liability claims.

As a public company, we may incur significant administrative workload and expenses in connection with new and changing compliance requirements.

As a public company with common stock quoted on OTC Market, we must comply with various laws, regulations and requirements. New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules adopted by the SEC, may result in increased general and administrative expenses and a diversion of management’s time and attention as we respond to new requirements.

Risks Related to Our Common Stock

Our quarterly and annual operating results may fluctuate in the future, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our historical operating results are not a meaningful indication of future results, especially given the CreateApp Acquisition. Additionally, we believe that CreateApp’s historical operating results for any particular quarter are not necessarily a meaningful indication of our future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock. CreateApp’s results of operations in any quarter or annual period have varied in the past, and our results of operations going forward may vary from quarter to quarter or year to year and will likely be influenced by such factors as:

●	changes in the general global economy;

●	changes in customer budget cycles;

●	the number and scope of ongoing customer engagements;

●	changes in the mix of our products and services;

●	competitive pricing pressures;

●	the extent of cost overruns;

●	buying patterns of our customers;

●	the timing of new product releases by us or our competitors;

●	general economic factors, including factors relating to disruptions in the world credit and equity markets and the related impact on our customers’ access to capital;

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	speculation about our business in the press or the investment community;

●	significant developments relating to our relationships with our customers or suppliers;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

●	customer demand for our business solutions;

●	investor perceptions of our industry in general and our Company in particular;

●	the operating and stock performance of comparable companies;

●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

●	the timing and charges associated with completed acquisitions, divestitures, and other events;

●	changes in accounting standards, policies, guidance, interpretation or principles;

●	changes in tax laws, rules, regulations, and tax rates in the locations in which we operate;

●	exchange rate fluctuations;

●	loss of external funding sources;

●	sales of our common stock, including sales by our directors, officers or significant stockholders; and

●	addition or departure of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you may want to sell your interest in our common stock.

If securities or industry analysts issue an adverse opinion regarding our stock or do not publish research or reports about our company, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us and our business. We anticipate having limited analyst coverage and we may continue to have inadequate analyst coverage in the future. Even if we obtain adequate analyst coverage, we would have no control over such analysts or the content and opinions in their reports. Securities analysts may elect not to provide research coverage of our company and such lack of research coverage may adversely affect the market price of our common stock. The price of our common stock could also decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new solutions and technologies and expand our operations.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, due to lower demand for our products as a result of other risks described in this “Risk Factors” section, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, develop and exploit existing and new products, expand into new markets, or other reasons.

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these actions could harm our business, operating results, and financial condition.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Risks Related to Intellectual Property

We may be unable to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights.

We believe that part of our success will be dependent upon our intellectual property and other proprietary rights. We will rely upon a combination of trademark, trade secret, copyright, unpatented know-how, and unfair competition laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we intend to attempt to protect our intellectual property and proprietary information by requiring certain of our employees and consultants to enter into confidentiality, non-competition, and assignment-of-inventions agreements. The steps we take to protect these rights may not be adequate to prevent misappropriation of our technology by third parties, or may not be adequate under the laws of some foreign countries, which may not protect our intellectual property rights to the same extent as do the laws of the United States. Our attempts to protect our intellectual property may be challenged by others or invalidated through administrative process or litigation, and agreement terms that address non-competition are difficult to enforce in many jurisdictions and may not be enforceable in any particular case. In addition, there remains the possibility that others will “reverse engineer” our products in order to introduce competing products, or that others will develop competing technology independently. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. The failure to adequately protect our intellectual property and other proprietary rights may have a material adverse effect on our business, results of operations or financial condition.

Claims by others that we infringe their intellectual property or trade secret rights could harm our business.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase.

Intellectual property or trade secret claims against us, and any resulting lawsuits, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from developing and selling our products. Any of these situations could have a material adverse effect on our business. These claims, regardless of their merits or outcome, would likely be time consuming and expensive to resolve and could divert management’s time and attention.

Some of our products and services utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business.

Some of our products utilize software covered by open source licenses. Open source software is typically freely accessible, usable and modifiable, and is used by our development team in an effort to reduce development costs and speed up the development process. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on unfavorable terms or at no cost. This can subject previously proprietary software to open source license terms. While we will monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose or make available the source code to the related product, such use could inadvertently occur. This could harm our intellectual property position and have a material adverse effect on our business.

Risks Related to Our International Operations

Our international sales and operations will subject us to additional risks that could adversely affect our operating results and financial condition.

Our international operations will subject us to a variety of risks and challenges, including, among other things: exposure to fluctuations in foreign currency exchange rates, increased management, travel, infrastructure and legal compliance costs associated with having international operations; reliance on channel partners; increased financial accounting and reporting burdens and complexities; compliance with foreign laws and regulations; compliance with U.S. laws and regulations for foreign operations; and reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad. Any of these risks could adversely affect our international operations, reduce our international sales or increase our operating costs, adversely affecting our business, operating results and financial condition and growth prospects.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in Asia, which may experience corruption. Our activities in Asia create the risk of unauthorized payments or offers of payments by one of the employees, consultants or agents of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Item 1B – Unresolved Staff Comments

Not applicable.

Item 2 – Properties

We do not currently own any real property. Our corporate headquarters are in a leased space comprising approximately 300 square feet of office space in New York, New York, and we believe that our existing facilities are sufficient to accommodate our current and future operations.

Item 3 – Legal Proceedings

We are not currently a party to any material legal proceedings. We may, however, in the ordinary course of business face various claims brought by third parties, and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property rights as well as claims relating to employment matters and the safety or efficacy of our products. Any of these claims could subject us to costly litigation. If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is presently quoted on the OTC PINK tier of the OTC Markets marketplace under the trading symbol LOVA, but there has been little to no trading volume in our securities since our initial public offering went effective on August 9, 2019, and there is currently not an established public trading market for our common stock. We have applied for quotation on OTCQB, but there can be no assurances our application will be accepted. Any OTC market quotations reflect inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

The number of record holders of our common stock on April 7, 2022 was approximately 78.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board. While the Company has no restrictions on our ability to pay dividends, the Company has not paid any cash dividends since inception on our common stock and do not anticipate paying any in the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Transfer Agent and Registrar

The transfer agent of our common stock is Nevada Agency and Transfer Company located at 50 West Liberty Street, Suite 880, Reno, NV 89501 and having telephone number (775) 322-0626.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since the beginning of the fiscal year ended December 31, 2021, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

Repurchases

There is currently no share repurchase program pending, and the Company made no repurchases of its securities during the fiscal year ended December 31, 2021; however, the Board of Directors may decide to institute such a program in the future.

Item 6 – Reserved

Not applicable.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and operating results together with our audited financial statements and related notes included elsewhere in this Report.

Unless otherwise indicated, references in this section to the terms “Lovarra,” the “Company,” “we,” “our” and “us” refer to Lovarra prior to the CreateApp Acquisition. The term “Legacy CreateApp” refers to the CreateApp business division of Logiq prior to its acquisition by Lovarra.

The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of Lovarra prior to the CreateApp Acquisition because the CreateApp Acquisition was consummated after the period covered by the financial statements included in this Report. Accordingly, the historical financial information included in this Report, unless otherwise indicated or as the context otherwise requires, is that of Lovarra prior to the CreateApp Acquisition.

This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Report.

Introduction and Recent Developments

As of December 31, 2021, we were a development stage shell company with minimal operations and no revenues. As of December 31, 2021, we intended to provide subscription-based, highly secure expense and earnings tracking application service for personal and corporate use. We have recently commenced business operations and have not generated any revenues to date

As discussed in further detail in Item 1 of this Report, on January 27, 2022, Lovarra completed the purchase of certain assets of Logiq, including Logiq’s CreateApp platform, pursuant to the Separation Agreement and Master Distribution Agreement entered into between the parties on December 15, 2021. As a result of the CreateApp acquisition, the Company is no longer a shell company (as defined in Rule 12b-2 of the Act), and the Company’s primary business is now that of CreateApp.

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

Revenue

During the years ended December 31, 2021 and 2020, the Company did not earn any revenue.

Operating Expenses

During the year ended December 31, 2021, we incurred total expenses and professional fees of $27,800, compared to $26,022 during the year ended December 31, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and increase was due to legal and accounting expenses relating to our 10-Q and 10-K filing statements with the SEC.  During the year ended December 31, 2020, we also incurred $11,000 of DTC costs.

Net Loss

Our net loss for the year ended December 31, 2021 was $27,800, compared to net loss of $26,022 during the year ended December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Historically, our sources of capital have come from proceeds of third-party financings. As of December 31, 2021, we had no cash and cash equivalents, a working capital deficit of $(42,643) and an accumulated deficit of $(65,550).

As of December 31, 2021, our total assets were $350, compared to $5,382 in total assets as of December 31, 2020. The year over year decrease in assets is due to the fact that we did not earned any revenue in 2021.

As of December 31, 2021 and 2020, our liabilities were $42,993 and $20,225, respectively. The year over year increase in liabilities is due to accrued audit fee and accounting bookkeeping of $19,000.

Stockholders’ deficit was $42,643 as of December 31, 2021, compared to stockholders’ deficit of $14,843 as of December 31, 2020. The difference was due to operations during the year ended December 31, 2020 which was supported by cash funding from our President and Director as opposed to the issuance of common shares and cash proceeds from our shareholders.

We expect that we will use our future sources of liquidity and cash flows (post-CreateApp Acquisition) to fund ongoing operations, research and development projects for new products and technologies, and provide ongoing support services for our customers. Over the next two fiscal years, we anticipate that we will use our liquidity and cash flows from our operations to fund our growth. In addition, as part of our business strategy, we may occasionally evaluate potential acquisitions of businesses, products and technologies, and minority equity investments. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses or minority equity investments. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition or investment candidates, complete acquisitions or investments, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

We expect that we will need to raise additional capital through the issuance of additional equity and/or debt. If financing is not available at adequate levels, we may need to reevaluate our operating plans. Based on projected activities, management projects that cash and cash equivalents on hand are not sufficient to support operations for at least the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern without implementing fund raising or support from its shareholders.

Cash Flows from Operating Activities

For the year ended December 31, 2021, net cash flows used in operating activities were $4,677 compared to $13,770 during the year ended December 31, 2020.

Cash Flows from Financing Activities

Cash provided by financing activities during the year ended December 31, 2021 was $0 compared to $18,407 as of December 31, 2020. Financing for the 2020 fiscal year was provided by the issuance of 1,231,000 shares of common stock to our shareholders.

Investing Activities

We had no investing activities during the years ended December 31, 2021 and 2020.

Contractual Obligations and Commitments

We had no material contractual obligations as of December 31, 2021.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We did not participate in transactions that created relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Our critical accounting policies and estimates are included in Note of notes to our audited financial statements for the year ended December 31, 2021, included elsewhere in this Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited financial statements for the year ended December 31, 2021, included elsewhere in this Report.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 – Financial Statements and Supplementary Data

See the financial statements included elsewhere in this Report beginning at page F-1, which are incorporated herein by reference.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 24, 2022, the Board of Directors (the “Board”) of the Company concluded a review process of independent registered public accounting firms. As a result of this process and following careful deliberation the Board approved the dismissal of Saturna Group Chartered Professional Accountants LLP (“Saturna”) as the Company’s independent registered public accounting firm for the year ending December 31, 2021.

The reports of Saturna regarding the Company’s financial statements for the fiscal years ended December 31, 2020 and 2019 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2020 and December 31, 2019, and through the subsequent interim period from January 1, 2021 through September 30, 2021, there were no “disagreements” (as defined by Item 304(a)(1)(iv) of Regulation S-K and related instructions) between the Company and Saturna on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Saturna would have caused Saturna to make reference thereto in its reports on the financial statements for such years. During the fiscal years ended December 31, 2020 and December 31, 2019, and through the subsequent interim period from January 1, 2021 through September 30, 2021, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided Saturna with a copy of the foregoing disclosures and requested that Saturna furnish the Company with a letter addressed to the Securities and Exchange Commission indicating whether Saturna agrees with such disclosures. Saturna’s letter, and the announcement of the change in auditors, was included in the Form 8-K filed on March 30, 2022.

Effective March 24, 2022, the Company engaged Centurion ZD CPA & Co. (“Centurion”) as its independent registered public accounting firm for the fiscal year ended December 31, 2021.

During the fiscal years ended December 31, 2020 and December 31, 2019, and through the subsequent interim period from January 1, 2021 through September 30, 2021, neither the Company, nor anyone on its behalf, consulted Centurion regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by Centurion that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management Report on Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

Management has determined that, as of December 31, 2021, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm is not required to, and has not, perform formal testing of our internal controls or policies and has not issued an independent opinion as to the quality of our internal controls.

Item 9B – Other Information

None.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 – Directors, Executive Officers, and Corporate Governance

Unless explicitly stated otherwise, as used in this section, “our” refers to the Company subsequent to closing of the CreateApp Acquisition.

The following sets forth our executive officers and the current members of our board of directors (“Board”) and information concerning their ages and background. Except as otherwise stated, all of the below officers and directors were appointed on November 26, 2021, in connection with Gologiq’s purchase of approximately 78.5% of the Company’s outstanding shares of common stock from Vadim Rata, the previous majority shareholder of the Company, and will hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Age	Position

Matthew Brent	41	Chief Executive Officer and Director

Brent Suen	55	Director and Chairman of the Board

John MacNeil	60	Treasurer, Corporate Secretary and Director

Granger Whitelaw	56	Director

There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Matthew Brent, age 41, Chief Executive Officer and Director

Mr. Brent was appointed as our Chief Executive Officer and as a director on our Board effective November 26, 2021. He joined Gologiq in 2016 when it was still known as Weyland Tech, bringing with him over 15 years of international management and business experience in mobile software, product development and strategy having built and led teams from across North America, China, and Southeast Asia for fintech, edutech, entertainment, and media.

During his time with the Company as Chief Strategy Officer, Matt has been focused on strategic partnerships and regional opportunities throughout SE Asia, playing a central role in the establishment and growth of Gologiq’s Indonesian affiliate, PT Weyland Indonesia Perkasa. Prior to joining the Company, Matt had a diverse career in software technology and product development in both production and management roles. He began his career in the San Francisco Bay Area working for companies and clients including Sony Computer Entertainment America, The Upper Deck Company, The Sesame Street Workshop, and Activision Blizzard before relocating to Hong Kong to focus on emerging market opportunities, where he was based until 2018.

Brent Suen, age 55, Director and Chairman of the Board

Mr. Suen was appointed as a director and Chairman of our Board effective November 26, 2021. He began his career in 1988 at Bear Stearns as the firm’s youngest hire. He worked in merger arbitrage for six years and participated in some of the most daring and groundbreaking buyouts and hostile takeovers on Wall Street.

In 1997, Brent settled in San Francisco launching a venture fund and strategic advisory to technology companies that were early entrants in the dotcom boom. Funding and advising twenty- seven companies in Silicon Valley, with a focus on e-Commerce, software, and networking equipment, Elev8tion Ventures, ranked number three on Hedgefund.net’s 1999 best performing funds in the ‘Technology Focused’ fund rankings.

In 2003, after the dotcom bubble burst, Brent took the business to Asia, working between China and Hong Kong, advising and investing in emerging technology companies with a specific focus on B2B e-commerce companies.

Several of his portfolio companies were early competitors to Alibaba that were acquired by large multinational logistics and sourcing companies.

Desiring a change from finance and technology, in 2010, Brent partnered with a former US Navy SEAL and a UK Special Air Service Regiment (“SAS”) Captain to launch a high-threat security and intelligence provider, Empirica/MASC. Over the course of five years, Empirica/MASC contracted to numerous government intelligence agencies, multinational corporations and NGO’s, providing human intelligence, counter-terrorism and hostile environment risk-mitigation packages.

In 2015, Brent co-founded Weyland Tech, which was a single-product, mobile App platform for small businesses in Asia. Over the subsequent six years, Weyland Tech made four acquisitions and under a new brand, Logiq, Inc., now operates in over a dozen countries. Logiq inc. now has 1,100 employees and offices in NYC, Minneapolis MN, Jakarta Indonesia, Boulder CO , Singapore, and Tel Aviv Israel.

John MacNeil, age 60, Treasurer, Corporate Secretary and Director

Mr. MacNeil was appointed as our Treasurer, Corporate Secretary and as a director on our Board effective November 26, 2021. He has a broad background in the financial services, technology and energy infrastructure industries. John joined Logiq Inc. in 2016 most recently acting as Chief of Staff and prior to that serving as Chief Operating Officer and in various capital markets and operating positions. He is also on the Board of PT Weyland Indonesia Perkasa – the maker of AtoZPay and AtoZGo.

From 2008 to 2016 John advised various technology and renewable energy companies on strategy, market entry and project development. Prior to forming ACI, John MacNeil was a Vice President at Schroders Investment Management (1999-2008) where he was Portfolio Manager for the $300 million global technology fund (2003-2008) which was a top performer amongst its peers over its final three years.

Prior to joining Schroders, John MacNeil was an Equity Strategist (1993-1999) at UBS/PaineWebber and Citigroup/Salomon Smith Barney focusing on areas of asset allocation and thematic investing. John MacNeil also has seven years of operational experience in the technology industry as a systems engineer and project manager at Amdahl (now Fujitsu USA). Over the course of 25 years of investment and industry experience, he has formed extensive relationships with corporate and financial industry sources.

He holds an MBA from Columbia Business School, as well as a BSEE from University of Connecticut.

Granger Whitelaw, age 56, Director

Mr. Whitelaw was appointed as a director of the Company effective March 15, 2022. Currently based in Vietnam, Mr. Whitelaw is a serial entrepreneur who has successfully built and advised many businesses in Media, Aviation, Racing, Entertainment, Software, Technology, Consumer Products, and Real Estate in the U.S and countries around the world. Mr. Whitelaw has raised over $3.4 Billion for independent projects over his career and completed many mergers, acquisitions, public offerings and private equity financings. Along with a strong background in Finance and Operations, Mr. Whitelaw’s core strengths are Strategy, Sales, Marketing, Mergers/Acquisitions, Governance and Corporate Development.

Director Independence

Mr. Whitelaw is currently our only independent director.

Family Relationships

There are no family relationships between any of the Company’s current directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Code of Ethics

Due to the fact that the Company qualified as a shell company until consummation of the CreateApp Acquisition, and we had limited operations until such date, we have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We expect that we will adopt a code of ethics in the near future.

Board Committees

Due to the fact that the Company qualified as a shell company until consummation of the CreateApp Acquisition, and we had limited operations until such date, we have not yet appointed any committees of our Board, and the full Board is currently responsible for considering and handling the matters that are typically address by audit committees, compensation committees and nominating and corporate governance committees of board of directors. We expect that we will appoint committees in the future, although no assurances can be made regarding if and when we will do so.

Item 11 – Executive Compensation

Executive Compensation

Since incorporation, we have made no provisions for paying cash and/or non-cash compensation to our officers and directors, and we did not pay any compensation to our named executive officers for the years ended December 31, 2021 and 2020. We have not paid any other salaries. There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors.

Employment Agreements

We do not currently, and did not during the fiscal year ended December 31, 2021, have any formal employment agreements in place with any of our executive officers or other employees. If there is sufficient cash flow available from our future operations, we may in the future enter into a written employment agreement with our officers or enter into employment agreements with future key staff members.

Option Plan

We currently do not have any equity incentive plans in place; however, we expect to adopt such a plan in the future and may choose to issue stock options pursuant to any such equity incentive plans in the future.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There have been no stock options exercised since the date of inception of the Company.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer during the year ended December 31, 2021 under any LTIP.

Director Compensation

We did not compensate any of our directors for their Board related services during the year ended December 31, 2021. We currently do not have a non-executive director compensation policy, but we expect to institute a comprehensive compensation plan for service on our Board in the future.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 7, 2022 (post-closing of the CreateApp Acquisition), and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly, and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Unless otherwise specified, the address of each of the persons set forth below is 85 Broad Street, 16-079, New York, NY 10004.

Name and Address of Beneficial Owner(1)	Shares(2)	Shares Underlying Convertible Securities	Total Shares(2)	Percent of Common Stock Beneficially Owned(2)
Directors and Executive Officers

Matthew Brent	100,000	0	100,000	*

Brent Suen	200,000	0	200,000	*

John MacNeil	100,000	0	100,000	*

Granger Whitelaw	48,000	0	48,000	*

All Directors and executive officers as a group (4 persons)	448,000	0	448,000	1.27%

5% Shareholders

Logiq, Inc.(3)	30,850,756	0	30,850,756	87.64%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is, 85 Broad Street, 16-079, NY, NY 10004.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 35,201,756 shares of common stock issued and outstanding as of April 7, 2022.

(3)	Logiq directly owns 26,350,756 shares of Lovarra, which shares were issued to Logiq upon Closing of the CreateApp Acquisition, and beneficially owns 4,500,000 shares of Lovarra that are held by Logiq’s wholly owned subsidiary, Gologiq LLC.

Changes in Control

On November 26, 2021, Vadim Rata, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 4,500,000 shares of common stock of the Company to Go Logiq LLC, an entity controlled by Logiq.

As a result of the acquisition, upon closing, Go Logiq LLC held approximately 78.5% of the issued and outstanding shares of common stock of the Company, and as such it is able to unilaterally control the election of our Board, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

Also on November 26, 2021, the previous officers and directors of the Company, Vadim Rata and Nicolai Moldovanu, resigned from their positions with the Company. Upon such resignations, Matthew S. Brent was appointed as Chief Executive Officer and Director, Brent Y. Suen, Director and Chairman of the Board, and John F. MacNeil, Treasurer and Secretary, and Director of the Company.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee of the Company, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

On December 15, 2021, the Company into the Separation Agreement and the Master Distribution Agreement with Logiq, pursuant to which, at the Closing, the Company agreed to purchase and acquire from Logiq the CreateApp platform.

The Company and Logiq also entered into the Tax Sharing Agreement and the Transition Services Agreement on the same date. The Tax Sharing Agreement provides for the allocation between the Company and Logiq of payment of tax liabilities and entitlement to refunds thereof, allocate responsibility for, and cooperation in, the filing of tax returns, and provide for certain other matters relating to taxes. The Transition Services Agreement provides for the transition in connection with the Master Distribution Agreement.

The CreateApp Transaction Agreements and the transactions contemplated thereby, were approved by the Board of the Company and Logiq.

Closing of the CreateApp Acquisition occurred on January 27, 2022, at which time the Company acquired the CreateApp platform (and certain other assets) from Logiq in exchange for the issuance 26,350,756 common shares of the Company to Logiq in accordance with the terms of the Master Distribution Agreement .

Logiq currently owns the 26,350,756 shares of Company common stock issued upon Closing (as discussed above), and Logiq’s wholly owned subsidiary Gologiq owns an additional 4,500,000 shares of Company common stock. Logiq intends to distribute, on a pro rata basis, all 26,350,756 of its Lovarra shares to Logiq’s shareholders of record as of December 30, 2021, which distribution of said shares is expected to occur approximately six months from the Closing.

A summary of the material terms of the CreateApp Transaction Documents is set forth in Section 1A of this Report, above.

For the last two completed fiscal years, and, through the date of this Report, there have been no transactions or series of transactions between us and certain related persons, other than set forth above.

Item 14 – Principal Accounting Fees and Services

During the year ended December 31, 2021, the total audit fees billed was $9,000, for audit-related services was $0, for tax services was $0 and for all other services was $10,000.

During the year ended December 31, 2020, the total audit fees billed was $9,000, for audit-related services was $0, for tax services was $0 and for all other services was $0.

Audit fees are charged by the auditor for providing its audit report. Fees for audit-related services might be charged by lawyers or valuers providing third party expertise or opinions required to prepare or provide the audit report.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

(a)

(1)       Financial Statements. The consolidated financial statements are included in this Annual Report on Form 10-K beginning on page F-1.

(2)       Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or was included in the financial statements or notes included in this Annual Report on Form 10-K.

(3)       List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)       Exhibits. The following exhibits are filed or furnished with this report.

EXHIBIT INDEX

Exhibit number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

2.1	Form of Separation Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.2	Form of Master Distribution Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.3	Form of Tax Sharing Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.4	Form of Transition Services Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
3.1	Articles of Incorporation of Lovarra, dated January 29, 2018.	S-1/A	8/8/2019
3.2	Bylaws, dated April 20, 2018.	S-1/A	8/8/2019
3.3	Amended and Restated Bylaws, dated September 10, 2020.			X
3.4	Certificate of Amendment to Articles of Incorporation of Lovarra, dated January 5, 2022.	8-K	1/27/2022
3.5	First Amendment to the Amended and Restated Bylaws of Lovarra, dated March 15, 2022.	8-K	3/21/2022
4.1	Description of Securities.			X
10.1	Loan Agreement by and between the Company and Vadim Rata, dated April 20, 2018.	S-1/A	8/8/2019
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

*	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2022

LOVARRA

By:	/s/ Matthew Brent
Matthew Brent
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Matthew Brent	Chief Executive Officer (Principal Executive Officer,	April 13, 2022
Matthew Brent	Principal Financial and Accounting Officer)

/s/ John MacNeil	Treasurer and Director	April 13, 2022
John MacNeil

/s/ Brent Suen	Chairman of the Board of Directors	April 13, 2022
Brent Suen

/s/ Granger Whitelaw	Director	April 13, 2022
Granger Whitelaw

LOVARRA

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LOVARRA

Opinion on the Financial Statements

We have audited the accompanying balance sheet of LOVARRA (the “Company”) as of December 31, 2021, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenues, and has incurred operating losses and negative cash flows from operations since inception. As at December 31, 2021, the Company has a working capital deficit of $42,643 and an accumulated deficit of $65,550. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Centurion ZD CPA & Co
Centurion ZD CPA & Co.
Hong Kong
April 13, 2022
We have served as the Company’s auditor since 2022

PCAOB ID # 2769

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2018

Vancouver, Canada

March 31, 2021

PCAOB ID # 3312

LOVARRA

Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2021	December 31, 2020
	$	$

ASSETS

Current Assets
Cash	-	4,677
Prepaid expenses and deposits	350	705

TOTAL ASSETS	350	5,382

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	20,500	-
Due to a related party	22,493	20,225

Total Liabilities	42,993	20,225

Stockholder’s Deficit

Common stock
Authorized: 70,000,000 shares of common stock, $0.001 par value, 5,731,000 shares issued and outstanding	5,731	5,731
Additional paid-in capital	17,234	17,234
Share subscriptions receivable	(58)	(58)
(Deficit)	(65,550)	(37,750)

Total Stockholder’s (Deficit)	(42,643)	(14,843)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	350	5,382

(The accompanying notes are an integral part of these financial statements)

LOVARRA
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Year ended December 31, 2021	Year ended December 31, 2020
	$	$

EXPENSES

Accounting & Bookkeeping fee	10,000	-
Auditor’s remuneration	9,000	-
General and administrative	295	1,480
Professional fees	8,220	24,445
Rent	-	97
Transfer agent fees	285	-

Total Expenses	27,800	26,022

Net Loss and Comprehensive Loss	(27,800)	(26,022)

Basic and Diluted Net Loss per Common Share	(0.01)	(0.01)

Weighted Average Number of Common Shares Outstanding	5,731,000	4,832,975

(The accompanying notes are an integral part of these financial statements)

LOVARRA

Statements of Stockholder’s Equity (Deficit)

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’ Equity
	Number of Shares	Amount $	Capital $	Receivable $	Deficit $	(Deficit) $
Balance, December 31, 2019	4,500,000	4,500	-	-	(11,728)	(7,228)

Common stock issued for cash	1,231,000	1,231	17,234	(58)	-	18,407

Net loss for the year	-	-	-	-	(26,022)	(26,022)

Balance, December 31, 2020	5,731,000	5,731	17,234	(58)	(37,750)	(14,843)

Net loss for the year	-	-	-	-	(27,800)	(27,800)

Balance, December 31, 2021	5,731,000	5,731	17,234	(58)	(65,550)	(42,643)

(The accompanying notes are an integral part of these financial statements)

LOVARRA
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year ended December 31, 2021	Year ended December 31, 2020
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss for the Period	(27,800)	(26,022)

Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	355	(608)
Accounts payable and accrued liabilities	20,500	(1,500)
Due to related party	2,268	14,360
Net Cash Used in Operating Activities	(4,677)	(13,770)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	-	18,407
Proceeds from a related party	-	-
Net Cash Provided by Financing Activities	-	18,407

Change in Cash	(4,677)	4,637

Cash, Beginning of Year	4,677	40

Cash, End of Year	-	4,677

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

LOVARRA

Notes to the Financial Statements

For the Years Ended December 31, 2021 and 2020

(Expressed in U.S. dollars)

Note 1 – Nature of Business and Continuance of Operations

Lovarra (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. As of December 31, 2021, the Company was a shell company focused on software application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application.

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the year ended December 31, 2021, the Company had no revenues, and had negative cash flows from operating activities.  As of December 31, 2021, the Company had a working capital deficit of $(42,643) and an accumulated deficit of $(65,550). These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant, but management continues to monitor the situation.

Note 2 – Significant Accounting Policies

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

Note 2 – Significant Accounting Policies (continued)

As of December 31, 2021 and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2021 and 2020, the Company had no items that affected comprehensive loss.

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

Note 3 – Common Stock

During the year ended December 31, 2021, the Company issued no shares of its common stock.

During the year ended December 31, 2020, the Company issued 1,231,000 shares of common stock at $0.015 per share for proceeds of $18,465, of which $58 was recorded as share subscription receivable.

Note 4 – Related Party Transactions

As of December 31, 2021, the Company owed $22,493 (2020: $20,225) to its former Chief Executive Officer and Director of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.

Note 5 – Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2021 $	2020 $

Income tax recovery at statutory rate	5,838	5,465

Change in valuation allowance	(5,838)	(5,465)

Income tax provision	-	-

The significant components of deferred income tax assets and liabilities are as follows:

	2021 $	2020 $

Net operating losses carried forward	13,766	7,928
Valuation allowance	(13,766)	(7,928)

Net deferred income tax asset	-	-

The Company has net operating losses carried forward of $(65,550) which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, and commence expiration in the year 2038.

Note 6 – Subsequent Events

On December 15, 2021, the Company entered into various agreements with Logiq, Inc., a Delaware corporation (“Logiq”), including a Separation Agreement, Master Distribution Agreement, Tax Sharing Agreement and Transition Services Agreement, pursuant to which (amongst other things) Logiq agreed to transfer its CreateApp business to the Company, subject to customary conditions and approvals and completion of requisite financial statement audits (the “Separation”). On January 27, 2022, the Company and Logiq announced the closing of the Separation, pursuant to which Logiq sold and transferred CreateApp to the Company in exchange for 26,350,756 shares of Company common stock and assumption of liabilities of the CreateApp business. As a result of such acquisition, the Company is no longer a shell company and has acquired marketable assets and initiated operations related to the development and sale of the CreateApp platform and all of the CreateApp assets.

Included in the acquired marketable assets and initiated operations of CreateApp, is an Amount due from associate, PT Weyland Indonesia Perkasa (“WIP”) of $7,208,700 and $5,673,700 at December 31, 2021 and 2020.

This amount represents CreateApp’s investment in the proprietary software platform of WIP, AtoZ PAY, and will be reclassified by Lovarra as its acquired intangible assets at September 30, 2021. The valuation for this is supported by an independent valuation by CBI on March 14, 2022 in the amount of $31,500,000 on a willing buyer and willing seller basis.