Form 10-Q
period 2022-03-31
LOVARRA
filed 2022-05-20
CIK 1746278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 20, 2022, 35,801,756 shares of the registrant’s common stock were issued and outstanding.

LOVARRA

QUARTERLY REPORT ON FORM 10-Q

i

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

LOVARRA

Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2022 $	December 31, 2021 $

ASSETS

Current Assets
Cash and cash equivalents	-	-
Intangible assets, net	24,000,000	-
Goodwill	7,500,000	-
Prepaid expenses and deposits	221,151	350

TOTAL ASSETS	31,721,151	350

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	34,500	20,500
Due to a related party	570,222	22,493

Total Liabilities	604,722	42,993

Stockholder’s Funds (Deficit)

Common stock
Authorized: 140,000,000 shares of common stock, $0.001 par value 35,201,756 and 5,731,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	35,202	5,731
Capital reserves	31,500,000	-
Additional paid-in capital	1,037,458	17,234
Share subscriptions receivable	(58)	(58)
Deficit	(1,456,173)	(65,550)

Total Stockholder’s Funds (Deficit)	31,116,429	(42,643)

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	31,721,151	350

(The accompanying notes are an integral part of these financial statements)

LOVARRA
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Three months ended March 31, 2022 $	Three months ended March 31, 2021 $

Service Revenue	3,309,017	-
Cost of Service	2,235,341	-
Gross Profit	1,073,676	-

Operating Expenses
Depreciation and amortization	31,283	-
General and administrative	1,337,516	5,220
Sales and Marketing	5,000	-
Research and development	1,090,500	-
Total Operating Expenses	2,464,299	5,220

Net (Loss) and Comprehensive (Loss)	(1,390,623)	(5,220)

Basic and Diluted Net (Loss) per Common Share	(0.052)	(0.001)

Weighted Average Number of Common Shares Outstanding	26,637,863	5,731,000

(The accompanying notes are an integral part of these financial statements)

LOVARRA

Statements of Stockholder’s Equity (Deficit)

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Capital	Share Subscription	Accumulated	Total Stockholders’ Equity
	Number of Shares	Amount $	Capital $	Reserves $	Receivable $	Deficit $	(Deficit) $
Balance, December 31, 2021	5,731,000	5,731	17,234	-	(58)	(65,550)	(42,643)

Issuance of Shares for share exchange	26,350,756	26,351	1,023,344	31,500,000	-	-	32,549,695

Issuance of Shares for services	3,120,000	3,120	(3,120)	-	-	-	-

Net (loss) for the year	-	-	-	-	-	(1,390,623)	(1,390,623)

Balance, March 31, 2022	35,201,756	35,202	1,037,458	31,500,000	(58)	(1,456,173)	31,116,429

	Common Stock		Additional Paid-in	Capital	Share Subscription	Accumulated	Total Stockholders’ Equity
	Number of Shares	Amount $	Capital $	Reserves $	Receivable $	Deficit $	(Deficit) $
Balance, December 31, 2020	5,731,000	5,731	17,176	-	-	(37,750)	(14,843)

Net (loss) for the year	-	-	-	-	-	(5,220)	(5,220)

Balance, March 31, 2021	5,731,000	5,731	17,176	-	-	(42,970)	(20,063)

(The accompanying notes are an integral part of these financial statements)

LOVARRA
Statements of Cash Flows
(Expressed in U.S. dollars)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
	$	$

OPERATING ACTIVITIES

Net (Loss) for the Period	(1,390,623)	(5,220)

Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	(220,801)	70
Accounts payable and accrued liabilities	14,000	4,500
Due to related party	547,729	650
Issuance of shares for service received	780,000	-
Net Cash (Used) in Operating Activities	(269,695)	-

INVESTING ACTIVITIES

Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to Lovarra	269,695	-
Net Movement in Investing Activities	269,695	-

Change in Cash	-	-

Cash, Beginning of Year	-	4,677

Cash, End of Period	-	4,677

NON-CASH TRANSACTION
Issuance of shares for services received	780,000	-

(The accompanying notes are an integral part of these financial statements)

LOVARRA

Notes to the Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Expressed in U.S. dollars)

Note 1 – Nature of Business and Continuance of Operations

Lovarra (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. As of December 31, 2021, the Company was a shell company focused on software application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application. On January 27, 2022, the Company completed the acquisition of the business segment of CreateApp from Logiq Inc. (a fully reporting public company) (“Logiq”) and the results for the period ended March 31, 2022 includes the operations of CreateApp.

As of March 31, 2022, Logiq controlled approximately 87.6% of the Company’s outstanding shares of common stock and voting power of the Company’s outstanding securities. As the Company is a majority-owned and controlled subsidiary of Logiq, its results of operations and financial position are consolidated with Logiq’s financial statements.

As a result of the CreateApp acquisition, the Company is no longer a shell company (as defined in Rule 12b-2 of the Act), and the Company’s primary business is now that of the CreateApp business. As a result of the CreateApp business acquisition, the Company now offers solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of e-commerce for their clients globally. The Company’s solutions are provided through its core platform, operated as CreateApp (https://www.createapp.com/), which allows SMBs to establish their point-of-presence on the web.

The Company’s CreateApp platform enables SMBs to create a mobile app for their business without the need of technical knowledge, high investment, or background in IT by utilizing CreateApp, which is a platform that is offered as a Platform as a Service (“PaaS”). The Company provides its PaaS to SMBs in a wide variety of industry sectors.

Management believes the assumptions underlying the condensed financial statements are reasonable. However, the amounts recorded for the Company’s related party transactions with Logiq and its consolidated subsidiaries may not be considered arm’s length with an unrelated third party. Therefore, the condensed financial statements included herein may not necessarily reflect the results of operations, financial position and cash flows had the Company engaged in such transactions with an unrelated third party during all periods presented. Accordingly, the Company’s historical financial information is not necessarily indicative of what the Company’s results of operations, financial position and cash flows will be in the future, if and when the Company contracts at arm’s length with unrelated third parties for products and services the Company receives from and provides to Logiq.

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the three months ended March 31, 2022, the Company had service revenues of CreateApp with amount of $3,309,017 and had negative cash flows from operating activities.  As of March 31, 2022, the Company had an accumulated deficit of $(1,456,173). These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company was significant for the three months ended March 31, 2022 and also full year fiscal 2021, but management continues to monitor the situation as the population in the region where we operate is vaccinated and lock down begin to reopen with business returning to some normality. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 continues to have a substantial impact on our partners, customers, vendors, resellers, or suppliers, our results of operations and overall financial performance will be harmed.

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

The Company applies judgment in the application of the going concern assumption which requires management to take into account all available information about the future, which is at least, but not limited to, 12 months from the end of the reporting period.

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

Note 2 – Significant Accounting Policies (continued)

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

As of March 31, 2022 and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2022 and 2021, the Company had no items that affected comprehensive loss.

Intangible assets.

The Company’s intangible assets consist of its proprietary software platform and technologies namely CreateApp and AtoZ PAY/GO, which is amortized using the straight-line method over five years, commencing April 1, 2022.

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

Note 3 – Related Party Transactions

As of March 31, 2022, the Company owed $22,493 (2021: $22,493) to its former Chief Executive Officer and Director of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.

As of March 31, 2022, the Company owed $547,729 (2021: $nil) to its parent company Logiq. The amount owing is unsecured, non-interest bearing, and due on demand.

On January 27, 2022, the Logiq completed the transfer of its AppLogiq business to the Company. In connection with the completion of the transfer of AppLogiq to the Company, the Company issued 26,350,756 shares of its common stock to GoLogiq (the “Lovarra Shares”). Logiq, through GoLogiq, will hold the Lovarra Shares until it distributes 100% of the Lovarra Shares to Logiq’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of Lovarra).

Note 4 – Business Combination

On January 27, 2022, the Company acquired substantially all the CreateApp assets from Logiq in exchange for 26,350,756 shares of the Company’s common stock at a price per share of $1.195411(of par value $0.001). The fair value of the shares of common stock at the close of the transaction was $31,500,000 as determined by a valuation of the business.

The acquisition of substantially all the CreateApp assets from Logiq was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with the results of Lovarra’s historical operations included in the Company’s consolidated financial statements from January 1, 2022. Goodwill has been measured as the excess of the total consideration over the amounts assigned to identifiable assets acquired and liabilities assumed.

During the period ended March 31, 2022, Lovarra acquired substantially all of the CreateApp assets from Logiq. The fair value of assets acquired assumed were as follows:

$
Intangible assets, net	24,000,000
Goodwill	7,500,000
Net assets acquired	31,500,000

Fair valuation methods used for the identifiable net assets acquired in the acquisition make use of quoted prices in active markets, discounted cash flows and risk adjusted weighted cost of capital. The methods used in determining fair value of the intangible assets included consideration of the three traditional approaches to value: market, income, and cost. Accordingly, after due consideration of other appropriate and generally accepted valuation methodologies, the value of intangible assets acquired from Logiq has been developed primarily on the basis of the income approach. Under the income approach, the Company evaluated revenue projections derived from the software technology and the appropriate royalty rate that Lovarra would have paid if Lovarra did not own the software technology.

On the acquisition date, goodwill of $7,500,000 and intangible assets of $24,000,000 were recorded. The intangible asset identified during the acquisition is software technology for the CreateApp and Atoz Pay/Go platform, which has a weighted average useful life of five years, which is management’s best estimate at the time of the acquisition.

The CreateApp platform enables SMBs to create a mobile app for their business without the need of technical knowledge, high investment, or background in IT by utilizing “CreateApp,” which is a platform that is offered as a PaaS to our customers.

AtozPay competes primarily with credit card and debit card service providers, banks with payment processing offerings, other offline payment options and other electronic payment system operators.

AtozGo is our PaaS platform that provides mobile payment capabilities for the local food delivery service industry.

The Company incurred some accounting and legal fees related to the acquisition of the CreateApp assets. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the quarter ended March 31, 2022.

In the consolidated statements of operations, revenues and expenses include the operations of CreateApp since January 27, 2022, which is the day after the acquisition date.

Note 5 – Bank Account Arrangement

As part of the transitional arrangements, Lovarra is able to utilize the GoLogiq bank account in Logiq, Inc. for its operational activities.

Note 6 – Stockholder’s Equity

Issuance of Common Stock

During the period from January 1, 2022 to March 31, 2022, a total of 29,470,756 shares with par value $0.001 per share were issued to various stockholders.

Stock-Based Compensation

During the three months ended March 31, 2022, a total of 3,120,000 shares with par value of $0.001 per share were issued for consultancy services received including shares issued to Directors, Operational Staff, Legal Consultants.

Note 7 – Subsequent Events

On April 27, 2022, the board of directors (the “Board”) and holders of a majority of the issued and outstanding capital stock of the “Company, approved the First Amended and Restated Articles of Incorporation (the “First A&R Charter”). The Company filed the First A&R Charter with the Nevada Secretary of State on April 28, 2022, with an effective date of May 9, 2022.

The First A&R Charter amends and restates the Company’s Charter to, amongst other things, (i) change the Company’s corporate name to GoLogiq, Inc.; (ii) increase the number of shares of Company stock authorized for issuance thereunder from 140,000,000 to 210,000,000 shares, consisting of 200,000,000 shares of common stock, par value of $0.001 per share (“Common Stock”), and 10,000,000 shares of preferred stock, par value of $0.001 per share (“Preferred Stock”); (iii) establish the powers, preferences and rights of the Common Stock; (iv) establish the process for designating new series of Preferred Stock, including providing the Company with the ability, without further shareholder approval, to determine the powers, preferences and rights of any such series of Preferred Stock designated in the future; (v) prohibit cumulative voting by the Company’s stockholders; (vi) establish the necessary approvals to amend the Company’s bylaws; (vii) limit the liability of the Company’s directors, in certain instances; (viii) provide that the Company will indemnify its officers and directors to the full extent as permitted by Nevada law; and (iv) establish the process for amending the First A&R Charter.

In connection with the foregoing, the Company has submitted a request to the Financial Industry Regulatory Authority (“FINRA”) for the approval of the Company’s name change to GoLogiq, Inc., and for approval of a change of the Company’s ticker symbol from LOVA to GOLQ (or such other symbol as may be approved by FINRA and proposed by the Company). Upon receipt of FINRA’s approval of the name and ticker symbol changes, the Company will file an amended Current Report on Form 8-K to provide the effective date of such name change and additional information regarding the Company’s new ticker symbol.

Additionally, on April 27, 2022, the Company’s board of directors and holders of a majority of the issued and outstanding capital stock of Company approved, and the Company adopted, with an effective date of May 9, 2022, its Second Amended and Restated Bylaws (the “Second A&R Bylaws”), which amend and restated the Company’s First Amended and Restated Bylaws to, amongst other things: (i) incorporate the name change of the Company to GoLogiq, Inc.; (ii) establish the method and manner in which annual or special meetings may be held by the Company; (iii) provide the Board with the right to set a record date for purposes of determining those stockholders entitled to vote at an annual or special meeting, provided, that the applicable record date may not be more than 60 days and not less than 10 days before the date of such meeting; (iv) establish that the holders of at least 1/3 the voting power of the Company’s outstanding shares is necessary to constitute a quorum; (v) provide that a director may be removed from the Board by stockholders, but only as provided in the Company’s Charter and the Nevada Revised Statues; (vi) provide the Board with the right to designate and appoint one or more committees for such purpose or function as the Board deems fit, of which may exercise those powers and authority as designated to such committee by the Board, subject to certain limitations imposed by the Second A&R Bylaws; (vii) provide that an officer may be removed by the Board with or without cause; (viii) provide the Board with the right to impose certain restrictions on the transfer or registration of transfer of shares; (ix) provide the Board with the right to declare, subject to certain restrictions, distributions to stockholders, which may be paid in cash, property, shares of stock, or any other medium, as determined by the Board; (x) provide for indemnification of the Company’s officers and directors to the fullest extent permitted by Nevada law, establish the process for indemnification and for what circumstances indemnification may or must be provided by the Company, eligibility for indemnification, and the Company’s ability to maintain insurance to cover any indemnification obligations, as provided by the Second A&R Bylaws; (xi) provide that the exclusive forum for certain actions or proceedings brought on behalf of or against the Company shall be a state court located within the State of Nevada (or, if no state court located within the State of Nevada has jurisdiction, then the federal district court for the District of Nevada); and (xii) provide that the Second A&R Bylaws may be adopted, amended, or repealed by either the Board or by stockholders holding at least 2/3 in voting power of the outstanding shares of capital stock of the Company.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and operating results should be read in conjunction with our consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This document contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”), and elsewhere in this document and in our other filings with the SEC. Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise

The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months period ended March 31, 2022 is that of Lovarra including CreateApp as the CreateApp Acquisition was consummated on January 27, 2022. The comparative financial information for the three months period ended March 31, 2021 and year ended December 31, 2021 included in this Report, unless otherwise indicated or as the context otherwise requires, is that of Lovarra prior to its acquisition of the CreateApp business segment from Logiq.

Introduction and Recent Developments

As of December 31, 2021, we were a development stage shell company with minimal operations and no revenues. As of December 31, 2021, we intended to provide subscription-based, highly secure expense and earnings tracking application service for personal and corporate use.

On January 27, 2022, we completed the acquisition of the CreateApp business segment from Logiq. (a fully reporting public company) (the “CreateApp Acquisition”). As of March 31, 2022, Logiq controlled approximately 87.6% of our issued and outstanding shares of common stock and voting power of our outstanding securities. As the Company is a majority-owned and controlled subsidiary of Logiq, our results of operations and financial position are consolidated with Logiq’s financial statements.

As a result of the CreateApp Acquisition, the Company is no longer a shell company (as defined in Rule 12b-2 of the Act), and our primary business is now that of the CreateApp business. After the CreateApp Acquisition, we abandoned our previous business model, and now we offer solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of e-commerce for their clients globally. Our solutions are provided through our core platform, operated as CreateApp (https://www.createapp.com/), which allows SMBs to establish their point-of-presence on the web.

Our CreateApp platform enables SMBs to create a mobile app for their business without the need of technical knowledge, high investment, or background in IT by utilizing CreateApp, which is a platform that is offered as a Platform as a Service (“PaaS”). We provide our PaaS to SMBs in a wide variety of industry sectors.

Additionally, we acquired our Atoz Pay/Go platform through the CreateApp Acquisition. Our AtozPay platform competes primarily with credit card and debit card service providers, banks with payment processing offerings, other offline payment options and other electronic payment system operators. AtozGo is our PaaS platform that provides mobile payment capabilities for the local food delivery service industry

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

Revenue

During the three months ended March 31, 2022, the Company generated $3,309,017 from its CreateApp platform, compare to $nil for the three months ended March 31, 2021.

Service revenues

During the three months ended March 31, 2022, the Company incurred $2,235,341 from CreateApp platform operations, compared to $nil during the three months ended March 31, 2021.

Gross margin

During the three months ended March 31, 2022, the Company generated gross margin of $1,073,676 from its CreateApp platform, compared to $nil during the three months ended March 31, 2021.

Operating Expenses

Operating expenses were $2,464,299 and $5,220 for the three months ended March 31, 2022 and 2021, respectively.

The increase is mainly due to stock compensation of $780,000 and $nil for the three months ended March 31, 2022 and 2021, respectively.

Upon consummation of the CreateApp Acquisition in January 2022, the operating expenses of $1,343,371 were reallocated to the Company on the basis of the carve out operations of CreateApp on a going forward basis.

Net Loss

Our net loss for the three months ended March 31, 2022 was $(1,390,623), compared to net loss of $(5,220) during the three months ended March 31, 2021, which increase is mainly attributable to the operations of CreateApp.

Liquidity and Capital Resources

During the three months period ended March 31, 2022, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2021.

As of March 31, 2022, our total assets were $31,721,151, compared to $350 in total assets as of December 31, 2021. The increase in assets is a result of the acquisition of the CreateApp platform and related technology valued at $31,500,000.

Stockholders’ funds was $31,116,429 as of March 31, 2022, compared to stockholders’ deficit of $42,643 as of December 31, 2021. The difference was due to acquisition of the CreateApp platform with a valuation of $31,500,000.

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

Cash Used in Operating Activities

Operating activities used $(269,695) in operations for the three months ended March 31, 2022, as compared to $nil in for the three months ended March 31, 2021. This increase is attributable to net loss from operations of $(1,390,623) and an amount due to Logiq of $547,729.

Investing Activities

Investing activities provided $269,695 in cash for the three months ended March 31, 2022, as compared to $nil in for the three months ended March 31, 2021. This increase is a result of arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq to Lovarra.

Contractual Obligations and Commitments

We had no material contractual obligations as of March 31, 2022.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We did not participate in transactions that created relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our critical accounting policies and estimates are included in Note of notes to our audited financial statements for the three months ended March 31, 2022, included elsewhere in this Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our financial statements for the three months ended March 31, 2022, included elsewhere in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Report and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.  The Company does not address segregation of duties and does not have proper oversight of management through an independent Audit Committee or Board of Directors.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Our independent auditors have not, and is not required to, provide assurance over our internal controls over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the risk factors discussed in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 13, 2022 (the “Annual Report”), as well as the other information in this Report,, including our financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the risks included in this Report and our Annual Report actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Because of the risks discussed in this Report and our Annual Report , as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2022, the Company issued 26,350,756 shares of the Company’s common stock in connection with its acquisition of CreateApp.

During the three months ended March 31, 2022, a total of 3,120,000 shares with par value of $0.001 per share were issued for consultancy services received including shares issued to Directors, Operational Staff, Legal Consultants.

No underwriters were involved in the transactions described above. All of the securities issued in the foregoing transactions were issued by the Company in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D and/or Regulation S promulgated thereunder, in that the transactions involved the issuance and sale of the Company’s securities to financially sophisticated individuals or entities that were aware of the Company’s activities and business and financial condition, and took the securities for investment purposes and understood the ramifications of their actions. The Company did not engage in any form of general solicitation or general advertising in connection with the transactions. The individuals or entities represented that they were each an “accredited investor” as defined in Regulation D at the time of issuance of the securities, and that each of such individuals or entities was acquiring such securities for their own account and not for distribution. All certificates, if such certificates were issued in certificated form, representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three-month period ended March 31, 2022.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

2.1	Form of Separation Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.2	Form of Master Distribution Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.3	Form of Tax Sharing Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.4	Form of Transition Services Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
3.1	Articles of Incorporation of Lovarra, dated January 29, 2018.	S-1/A	8/8/2019
3.2	Amended and Restated Bylaws, dated September 10, 2020.	10-K	4/13/2022
3.3	Certificate of Amendment to Articles of Incorporation of Lovarra, dated January 5, 2022.	8-K	1/27/2022
3.4	First Amendment to the Amended and Restated Bylaws of Lovarra, dated March 15, 2022.	8-K	3/21/2022
3.5	First Amendment to the Amended and Restated Bylaws of Lovarra, dated March 15, 2022.	8-K	3/21/2022
3.6	First Amended and Restated Articles of Incorporation, effective as of May 9, 2022.	8-K	5/3/2022
3.7	Second Amended and Restated Bylaws, effective as of May 9, 2022.	8-K	5/3/2022
10.1	Loan Agreement by and between the Company and Vadim Rata, dated April 20, 2018.	S-1/A	8/8/2019
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2022

LOVARRA

By:	/s/ Matthew Brent
Matthew Brent
Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)