Form 10-Q
period 2022-06-30
GoLogiq, Inc.
filed 2022-08-15
CIK 1746278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-231286

GoLogiq, Inc.

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

As of August 11, 2022, 36,540,029 shares of the registrant’s common stock were issued and outstanding.

GOLOGIQ, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim condensed financial statements of GoLogiq, Inc. (“the Company,” “we,” “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

GoLogiq, Inc.

Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2022	December 31, 2021
	($)	($)
ASSETS

Current Assets
Cash and cash equivalents	-	-
Intangible assets, net	24,000,000	-
Goodwill	7,500,000	-
Prepaid expenses and deposits	272,151	350

Total Assets	31,772,151	350

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	48,560	20,500
Due to a related party	621,221	22,493

Total Liabilities	669,781	42,993

STOCKHOLDER’S FUNDS (DEFICIT)

Common Stock Authorized: 200,000,000 shares of common stock, $0.001 par value; 35,801,756 and 5,731,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	35,802	5,731
Preferred Stock Authorized: 10,000,000 shares of preferred stock; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Capital reserves	31,500,000	-
Additional paid-in capital	1,669,615	17,234
Share subscriptions receivable	(58)	(58)
Deficit	(2,102,989)	(65,550)

Total Stockholder’s Funds (Deficit)	31,102,370	(42,643)

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	31,772,151	350

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($)	($)	($)	($)

Service Revenue	1,633,375	-	4,942,392	-
Cost of Service	873,072	-	3,108,413	-
Gross Profit	760,303	-	1,833,979	-

Operating Expenses
Depreciation and amortization	31,283	-	62,566	-
General and administrative	400,838	1,795	1,738,353	7,015
Sales and Marketing	-	-	5,000	-
Research and development	975,000	-	2,065,500	-
Total Operating Expenses	1,407,121	1,795	3,871,419	7,015

Net (Loss) and Comprehensive (Loss)	(646,817)	(1,795)	(2,037,440)	(7,015)

Basic and Diluted Net (Loss) per Common Share	(0.018)	(0.000)	(0.065)	(0.001)

Weighted Average Number of Common Shares Outstanding	35,706,152	5,731,000	31,197,058	5,731,000

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
	($)	($)

OPERATING ACTIVITIES
Net (Loss) for the Period	(2,037,440)	(7,015)

Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	(271,801)	70
Accounts payable and accrued liabilities	28,060	1,618
Due to related party	598,729	650
Issuance of shares for service received	936,250	-
Net Cash (Used in) Operating Activities	(1,682,452)	(4,677)

INVESTING ACTIVITIES

Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	746,202	-
Net Cash Provided by Investing Activities	746,202	-

Change in Cash	(936,250)	(4,677)

Cash, Beginning of Year	-	4,677

Cash, End of Period	(936,250)	-

NON-CASH TRANSACTION
Issuance of shares for services received	936,250	-

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.

Statements of Stockholder’s Equity (Deficit)

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Capital	Share Subscription	Accumulated	Total Stockholders' Equity
	Number of	Amount	Capital	Reserves	Receivable	Deficit	(Deficit)
	Shares	($)	($)	($)	($)	($)	($)
Balance, December 31, 2021	5,731,000	5,731	17,234	-	(58)	(65,550)	(42,643)

Issuance of Shares for share exchange	26,350,756	26,351	1,023,344	31,500,000	-	-	32,549,695

Issuance of Shares for services	3,120,000	3,120	(3,120)	-	-	-	-

Net (loss) for the period	-	-	-	-	-	(1,390,623)	(1,390,623)

Balance, March 31, 2022	35,201,756	35,202	1,037,458	31,500,000	(58)	(1,456,173)	31,116,429

Issuance of Shares	600,000	600	632,158	-	-	-	632,758

Net (loss) for the period	-	-	-	-	-	(646,817)	(646,817)

Balance, June 30, 2022	35,801,756	35,802	1,669,616	31,500,000	(58)	(2,102,991)	31,102,370

	Common Stock		Additional Paid-in	Capital	Share Subscription	Accumulated	Total Stockholders' Equity
	Number of	Amount	Capital	Reserves	Receivable	Deficit	(Deficit)
	Shares	$	$	$	$	$	$
Balance, December 31, 2020	5,731,000	5,731	17,176	-	-	(37,750)	(14,843)

Net (loss) for the period	-	-	-	-	-	(5,220)	(5,220)

Balance, March 31, 2021	5,731,000	5,731	17,176	-	-	(42,970)	(20,063)

Net (loss) for the period	-	-	-	-	-	(1,795)	(1,795)

Balance, June 30, 2021	5,731,000	5,731	17,176	-	-	(44,765)	(21,858)

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

Note 1 – Nature of Business and Continuance of Operations

GoLogiq, Inc. (formerly known as Lovarra) (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. As of December 31, 2021, the Company was a shell company focused on software application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application. On January 27, 2022, the Company completed the acquisition of the business segment of CreateApp from Logiq Inc. (a fully reporting public company) (“Logiq”). As a result, the Company’s results of operations for the three- and six-month periods ended June 30, 2022 include the operations of CreateApp.

On May 9, 2022, the Company changed its name from Lovarra to GoLogiq, Inc. with the Secretary of State of the State of California, and on June 9, 2022, the Company’s common stock began trading on the OTC Markets marketplace under the Company’s new name, GoLogiq, Inc., and the new ticker symbol “GOLQ.”

As of June 30, 2022, Logiq controlled approximately 86.2% of the Company’s outstanding shares of common stock and voting power of the Company’s outstanding securities. As the Company is a majority-owned and controlled subsidiary of Logiq, its results of operations and financial position are consolidated with Logiq’s financial statements for the period ended June 30, 2022.

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

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the six months ended June 30, 2022, the Company had service revenues of CreateApp in the amount of $4,942,392 and had negative cash flows from operating activities.  As of June 30, 2022, the Company had an accumulated deficit of $(2,102,989). These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn and increased inflation in the United States. The impact on the Company was significant for the three months ended June 30, 2022 and also full year fiscal 2021, but management continues to monitor the situation as more of the population in the region where we operate is vaccinated and business has begun returning to some normality. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 and/or inflation continues to have a substantial impact on our partners, customers, vendors, resellers, or suppliers, our results of operations and overall financial performance could be harmed.

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

Note 2 – Significant Accounting Policies (continued)

As of June 30, 2022 and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2022 and 2021, the Company had no items that affected comprehensive loss.

Intangible assets.

The Company’s intangible assets consist of its proprietary software platform and technologies, namely CreateApp and AtoZ PAY/GO, which is amortized using the straight-line method over five years, commencing April 1, 2022.

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

Note 3 – Related Party Transactions

As of June 30, 2022, the Company owed $22,493 (2021: $22,493) to its former Chief Executive Officer and Director of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.

As of June 30, 2022, the Company owed $598,728 (2021: $nil) to its parent company, Logiq. The amount owing is unsecured, non-interest bearing, and due on demand.

On January 27, 2022, the Logiq completed the transfer of its AppLogiq business to the Company. In connection with the completion of the transfer of AppLogiq to the Company, the Company issued 26,350,756 shares of its common shares to Logiq (the “GoLogiq Shares”). Logiq will hold the GoLogiq Shares until it distributes 100% of the GoLogiq Shares to Logiq’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof will receive 1 share of GoLogiq), which distribution was completed on July 27, 2022. See Note 12 – Subsequent Events for additional information regarding the distribution.

Note 4 – Business Combination

On January 27, 2022, the Company acquired substantially all the CreateApp assets from Logiq in exchange for 26,350,756 of the Company’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business.

The acquisition of substantially all the CreateApp assets from Logiq was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with the results of CreateApp’s historical operations included in the Company’s consolidated financial statements from January 1, 2022. Goodwill has been measured as the excess of the total consideration over the amounts assigned to identifiable assets acquired and liabilities assumed.

During the six-month period ended June 30, 2022, the Company acquired substantially all of the CreateApp assets from Logiq. The fair value of assets acquired assumed were as follows:

($)
Intangible assets, net	24,000,000
Goodwill	7,500,000
Net assets acquired	31,500,000

Fair valuation methods used for the identifiable net assets acquired in the acquisition make use of quoted prices in active markets, discounted cash flows and risk adjusted weighted cost of capital. The methods used in determining fair value of the intangible assets included consideration of the three traditional approaches to value: market, income, and cost. Accordingly, after due consideration of other appropriate and generally accepted valuation methodologies, the value of intangible assets acquired from Logiq has been developed primarily on the basis of the income approach. Under the income approach, the Company evaluated revenue projections derived from the software technology and the appropriate royalty rate that the Company would have paid if the Company did not own the software technology.

Note 4 – Business Combination (continued)

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

The Company incurred some accounting and legal fees related to the acquisition of the CreateApp assets. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2022.

In the consolidated statements of operations, revenues and expenses include the operations of CreateApp since January 27, 2022, which is the day after the acquisition date.

Note 5 – Bank Account Arrangement

As part of the transitional arrangements, the Company is able to utilize the GoLogiq bank account in Logiq, Inc. for its operational activities.

Note 6 – Stockholder’s Equity

Issuance of Common Stock

During the period from January 1, 2022 to March 31, 2022, a total of 29,470,756 shares with par value $0.001 per share were issued to various stockholders.

During the period from April 1, 2022 to June 30, 2022, a total of 600,000 shares with par value $0.001 per share were issued to various stockholders.

Stock-Based Compensation

During the three months ended March 31, 2022, a total of 3,120,000 shares with par value of $0.001 per share were issued for consultancy services received, including shares issued to directors, operational staff, and legal consultants, which shares are included in the aggregate number of shares of common stock issued in the same period, as disclosed in the section entitled Issuance of Common Stock,” above.

During the three months ended June 30, 2022, a total of 600,000 shares with par value of $0.001 per share were issued for consultancy services received, including shares issued to operational staff, and legal consultants, which shares are included in the aggregate number of shares of common stock issued in the same period, as disclosed in the section entitled Issuance of Common Stock,” above.

Note 7 – Subsequent Events

Creation of Series A Preferred Stock

On July 26, 2022, the Company filed a Certificate of Designation of Series A Preferred Stock (the “COD”) with the Secretary of State of the State of Nevada to designate 2,000,000 of the Company’s authorized shares of preferred stock as Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred”), which COD sets forth the rights, preferences and limitations of the shares of the Series A Preferred. In accordance with the Company’s amended and restated articles of incorporation, the Company’s board of directors approved the COD and creation of the Series A Preferred; stockholder approval was not required.

Note 7 – Subsequent Events (continued)

A summary of the material rights, preferences and limitations of the Series A Preferred, as set forth in the COD, is set forth below.

Rank - Except as otherwise set forth in the COD, with respect to rights on liquidation, winding up and dissolution, the Series A Preferred ranks pari passu to shares of the Company’s common stock.

Dividends - Holders of Series A Preferred are entitled to dividends equal to (on an as-if-converted-to-common stock basis calculated based on the Conversion Ratio (defined below), disregarding for such purpose any conversion limitations or liquidation preferences) and in the same form as dividends actually paid on shares of the Company’s common stock when, as and if such dividends are paid on shares of the common stock.

Liquidation Rights - In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of Series A Preferred shall be entitled to receive, on an as-if-converted-to-common stock basis (calculated based on the Conversion Ratio, disregarding for such purpose any conversion limitations or liquidation preferences), the entire assets of the Company legally available for distribution by the Company with equal priority and pro rata among the holders of the Company’s common stock.

Voting Rights - Holders of Series A Preferred have the right to cast forty-five (45) votes for each share of Series A Preferred held of record on all matters submitted to a vote of holders of the Company’s common stock, including the election of directors, and all other matters as required by law. There is no right to cumulative voting in the election of directors. Holders shall vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stock holders of the Company, except to the extent that voting as a separate class or series is required by law.

Conversion - Each share of Series A Preferred is convertible, at the option of the holder, at any time and from time to time commencing on the eighteenth (18th) anniversary of July 26, 2022 (such period, the “Holding Period”), into one (1) share of Company common stock (the “Conversion Ratio”), subject to certain adjustments. In the event of a Liquidation Event (as defined in the COD), such optional conversion right will terminate at the close of business on the last full day preceding the date fixed for payment or distribution in connection therewith.

In the event of (i) an initial public offering of a subsidiary of the Company or (ii) a significant acquisition of a business or assets in a transaction value equal to or greater than $5,000,000 (the “Premium Triggering Events”) during the Holding Period, the Conversion Ratio shall automatically increase such that each share of Series A Preferred shall be convertible, at the option of the holder thereof, at any time and from time to time thereafter, into three (3) shares of Company common stock.

No fractional shares of common stock shall be issued upon conversion of the Series A Preferred. In lieu of any fractional shares to which a holder would otherwise be entitled, the number of shares of common stock to be issued upon conversion of the Series A Preferred shall be rounded to the nearest whole share.

In the event of a conversion, any shares of Series A Preferred that were converted into Company common stock shall be retired and cancelled, and may not be reissued as shares of such series.

Redemption - Holders of the Series A Preferred shall not have redemption rights.

Sale of Series A Preferred shares

On July 26, 2022 the Company sold and issued an aggregate of 2,000,000 shares of newly created Series A Preferred of the Company to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share). The Series A Preferred Stock issued to each such member of management shall be subject to a repurchase option and shall vest 25% at issuance and the remaining 75% shall vest in equal monthly installments over a period of twelve (12) months from the date of issuance, provided such person provides continued service to the Company during such period.

Completion of Logiq Spin Off of the GoLogiq Shares

On July 27, 2022, Logiq completed the previously announced spin off of the GoLogiq Shares, constituting 100% of Logiq’s direct equity ownership of the Company. The spin off was completed through a special dividend of the 26,350,756 GoLogiq Shares held by Logiq, which were distributed to Logiq’s shareholders of record as of the close of business on December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof received 1 share of Company common stock).

As a result of the completion of the spin off, the Company is no longer a majority owned subsidiary of Logiq, and the Company’s operating results will no longer be consolidated with Logiq’s financial statements for future periods.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and operating results should be read in conjunction with our consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This document contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements contained or incorporated by reference in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”), and elsewhere in this document and in our other filings with the SEC. Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise

The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three- and six-month periods ended June 30, 2022 is that of GoLogiq, Inc., including CreateApp as the CreateApp Acquisition was consummated on January 27, 2022. The comparative financial information for the three- and six-month periods ended June 30, 2021 and year ended December 31, 2021 included in this Report, unless otherwise indicated or as the context otherwise requires, is that of GoLogiq, Inc. prior to its acquisition of the CreateApp business segment from Logiq.

Introduction and Recent Developments

As of December 31, 2021, we were a development stage shell company with minimal operations and no revenues. As of December 31, 2021, we intended to provide subscription-based, highly secure expense and earnings tracking application service for personal and corporate use.

On January 27, 2022, we completed the acquisition of the CreateApp business segment from Logiq. (a fully reporting public company) (the “CreateApp Acquisition”). As of June 30, 2022, Logiq controlled approximately 86.2% of our issued and outstanding shares of common stock and voting power of our outstanding securities. As the Company is a majority-owned and controlled subsidiary of Logiq, our results of operations and financial position are consolidated with Logiq’s financial statements for the period ended June 30, 2022.

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

Creation of Series A Preferred Stock

On July 26, 2022, the Company filed a Certificate of Designation of Series A Preferred Stock (the “COD”) with the Secretary of State of the State of Nevada to designate 2,000,000 of the Company’s authorized shares of preferred stock as Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred”), which COD sets forth the rights, preferences and limitations of the shares of the Series A Preferred. In accordance with the Company’s amended and restated articles of incorporation, the Company’s board of directors approved the COD and creation of the Series A Preferred; stockholder approval was not required.

A summary of the material rights, preferences and limitations of the Series A Preferred, as set forth in the COD, is set forth below.

Rank - Except as otherwise set forth in the COD, with respect to rights on liquidation, winding up and dissolution, the Series A Preferred ranks pari passu to shares of the Company’s common stock.

Dividends - Holders of Series A Preferred are entitled to dividends equal to (on an as-if-converted-to-common stock basis calculated based on the Conversion Ratio (defined below), disregarding for such purpose any conversion limitations or liquidation preferences) and in the same form as dividends actually paid on shares of the Company’s common stock when, as and if such dividends are paid on shares of the common stock.

Liquidation Rights - In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of Series A Preferred shall be entitled to receive, on an as-if-converted-to-common stock basis (calculated based on the Conversion Ratio, disregarding for such purpose any conversion limitations or liquidation preferences), the entire assets of the Company legally available for distribution by the Company with equal priority and pro rata among the holders of the Company’s common stock.

Voting Rights - Holders of Series A Preferred have the right to cast forty-five (45) votes for each share of Series A Preferred held of record on all matters submitted to a vote of holders of the Company’s common stock, including the election of directors, and all other matters as required by law. There is no right to cumulative voting in the election of directors. Holders shall vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stock holders of the Company, except to the extent that voting as a separate class or series is required by law.

Conversion - Each share of Series A Preferred is convertible, at the option of the holder, at any time and from time to time commencing on the eighteenth (18th) anniversary of July 26, 2022 (such period, the “Holding Period”), into one (1) share of Company common stock (the “Conversion Ratio”), subject to certain adjustments. In the event of a Liquidation Event (as defined in the COD), such optional conversion right will terminate at the close of business on the last full day preceding the date fixed for payment or distribution in connection therewith.

In the event of (i) an initial public offering of a subsidiary of the Company or (ii) a significant acquisition of a business or assets in a transaction value equal to or greater than $5,000,000 (the “Premium Triggering Events”) during the Holding Period, the Conversion Ratio shall automatically increase such that each share of Series A Preferred shall be convertible, at the option of the holder thereof, at any time and from time to time thereafter, into three (3) shares of Company common stock.

No fractional shares of common stock shall be issued upon conversion of the Series A Preferred. In lieu of any fractional shares to which a holder would otherwise be entitled, the number of shares of common stock to be issued upon conversion of the Series A Preferred shall be rounded to the nearest whole share.

In the event of a conversion, any shares of Series A Preferred that were converted into Company common stock shall be retired and cancelled, and may not be reissued as shares of such series.

Redemption - Holders of the Series A Preferred shall not have redemption rights.

Sale of Series A Preferred shares

On July 26, 2022 the Company sold and issued an aggregate of 2,000,000 shares of newly created Series A Preferred of the Company to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share). The Series A Preferred Stock issued to each such member of management shall be subject to a repurchase option and shall vest 25% at issuance and the remaining 75% shall vest in equal monthly installments over a period of twelve (12) months from the date of issuance, provided such person provides continued service to the Company during such period.

Completion of Logiq Spin Off of the GoLogiq Shares

On July 27, 2022, Logiq completed the previously announced spin off of the GoLogiq Shares, constituting 100% of Logiq’s direct equity ownership of the Company. The spin off was completed through a special dividend of the 26,350,756 GoLogiq Shares held by Logiq, which were distributed to Logiq’s shareholders of record as of the close of business on December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof received 1 share of Company common stock).

As a result of the completion of the spin off, the Company is no longer a majority owned subsidiary of Logiq, and the Company’s operating results will no longer be consolidated with Logiq’s financial statements for future periods.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

Revenue

During the three months ended June 30, 2022, the Company generated $1,633,375 of revenue from its CreateApp platform, compare to $nil for the three months ended June 30, 2021.

Service revenues

During the three months ended June 30, 2022, the Company incurred $873,072 from CreateApp platform operations, compared to $nil during the three months ended June 30, 2021.

Gross margin

During the three months ended June 30, 2022, the Company generated gross margin of $760,303 from its CreateApp platform, compared to $nil during the three months ended June 30, 2021.

Operating Expenses

Operating expenses were $1,407,121 and $1,795 for the three months ended June 30, 2022 and 2021, respectively.

Upon consummation of the CreateApp Acquisition in January 2022, during the period from April 1, 2022 to June 30, 2022, operating expenses of $1,236,812 were reallocated to the Company on the basis of the carve out operations of CreateApp on a going forward basis. Additionally, the period over period increase was partially due to stock compensation of $156,250 and $nil for the three months ended June 30, 2022 and 2021, respectively.

Net Loss

Our net loss for the three months ended June 30, 2022 was $(646,817), compared to net loss of $(1,795) during the three months ended June 30, 2021, which increase is mainly attributable to the operations of CreateApp.

Comparison of the six months ended June 30, 2022 and 2021

Revenue

During the six months ended June 30, 2022, the Company generated $4,942,392 of revenue from its CreateApp platform, compare to $nil for the six months ended June 30, 2021.

Service revenues

During the six months ended June 30, 2022, the Company incurred $3,108,413 from CreateApp platform operations, compared to $nil during the six months ended June 30, 2021.

Gross margin

During the six months ended June 30, 2022, the Company generated gross margin of $1,833,979 from its CreateApp platform, compared to $nil during the six months ended June 30, 2021.

Operating Expenses

Operating expenses were $3,871,419 and $7,015 for the six months ended June 30, 2022 and 2021, respectively.

Upon consummation of the CreateApp Acquisition in January 2022, during the period from January 1, 2022 to June 30, 2022, operating expenses of $2,580,182 were reallocated to the Company on the basis of the carve out operations of CreateApp on a going forward basis. Additionally, the period over period increase was partially due to stock compensation of $936,250 and $nil for the six months ended June 30, 2022 and 2021, respectively.

Net Loss

Our net loss for the six months ended June 30, 2022 was $(2,037,440), compared to net loss of $(7,015) during the six months ended June 30, 2021, which increase is mainly attributable to the operations of CreateApp.

Liquidity and Capital Resources

During the six-month period ended June 30, 2022, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2021.

As of June 30, 2022, our total assets were $31,772,151, compared to $350 in total assets as of December 31, 2021. The increase in assets is a result of the acquisition of the CreateApp platform and related technology in January 2022, valued at $31,500,000.

Stockholders’ funds were $31,102,370 as of June 30, 2022, compared to stockholders’ deficit of $(42,643) as of December 31, 2021. The difference was due to acquisition of the CreateApp platform and related technology in January 2022, with a valuation of $31,500,000.

Subsequent to June 30, 2022, on July 26, 2022, the Company sold and issued an aggregate of 2,000,000 shares of its newly created Series A Preferred Stock, par value $0.001 per share (“Series A Preferred”), to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share).

We expect that we will use our future sources of liquidity, cash flows (post-CreateApp Acquisition) and fund raising to fund ongoing operations, research and development projects for new products and technologies, and provide ongoing support services for our customers. Over the next two fiscal years, we anticipate that we will use our liquidity, and cash flows and from our operations together with fund raising to fund our growth. In addition, as part of our business strategy, we may occasionally evaluate potential acquisitions of businesses, products and technologies, and minority equity investments. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products or businesses or minority equity investments. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition or investment candidates, complete acquisitions or investments, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

We expect that we will need to raise additional capital through the issuance of additional equity and/or debt. If financing is not available at adequate levels, we may need to reevaluate our operating plans. Based on projected activities and successful fund raising, management projects that cash and cash equivalents on hand are not sufficient to support operations for at least the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern without implementing fund raising or continuing support from its shareholders and other stakeholders.

Cash Used in Operating Activities

Operating activities used $(1,682,452) in operations for the six months ended June 30, 2022, as compared to $(4,677) in for the six months ended June 30, 2021. This increase is attributable to net loss from operations of $(2,037,440) during the 2022 period and an amount due to Logiq of $598,728.

Investing Activities

Investing activities provided $746,202 in cash for the six months ended June 30, 2022, as compared to $nil in for the six months ended June 30, 2021. This increase is a result of amounts arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq to the Company.

Contractual Obligations and Commitments

We had no material contractual obligations as of June 30, 2022.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We did not participate in transactions that created relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our critical accounting policies and estimates are included in Note 2 of the notes to our financial statements for the six months ended June 30, 2022, included elsewhere in this Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our financial statements for the six months ended June 30, 2022, included elsewhere in this Report.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the risk factors discussed in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 13, 2022 (the “Annual Report”), as well as the other information in this Report, including our financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the risks included in this Report and our Annual Report actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Because of the risks discussed in this Report and our Annual Report , as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2022, the Company issued 26,350,756 shares of the Company’s common stock to Logiq in connection with its acquisition of CreateApp.

During the three months ended March 31, 2022, a total of 3,120,000 shares with par value of $0.001 per share were issued for consultancy services received including shares issued to directors, operational staff, legal consultants.

During the three months ended June 30, 2022, a total of 600,000 shares with par value of $0.001 per share were issued for consultancy services received including shares issued to operational staff, legal consultants.

As discussed above, on July 26, 2022, the Company sold and issued an aggregate of 2,000,000 shares of newly created Series A Preferred Stock, par value $0.001 per share (“Series A Preferred”), of the Company to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share). The Series A Preferred Stock issued to each such member of management shall be subject to a repurchase option and shall vest 25% at issuance and the remaining 75% shall vest in equal monthly installments over a period of twelve (12) months from the date of issuance, provided such person provides continued service to the Company during such period.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith
2.1	Form of Separation Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.2	Form of Master Distribution Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.3	Form of Tax Sharing Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.4	Form of Transition Services Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
3.1	Articles of Incorporation of Lovarra, dated January 29, 2018.	S-1/A	8/8/2019
3.2	Amended and Restated Bylaws, dated September 10, 2020.	10-K	4/13/2022
3.3	Certificate of Amendment to Articles of Incorporation of Lovarra, dated January 5, 2022.	8-K	1/27/2022
3.4	First Amendment to the Amended and Restated Bylaws of Lovarra, dated March 15, 2022.	8-K	3/21/2022
3.5	First Amendment to the Amended and Restated Bylaws of Lovarra, dated March 15, 2022.	8-K	3/21/2022
3.6	First Amended and Restated Articles of Incorporation, effective as of May 9, 2022.	8-K	5/3/2022
3.7	Second Amended and Restated Bylaws, effective as of May 9, 2022.	8-K	5/3/2022
3.8	Certificate of Designation of Series A Preferred Stock, effective as of July 26, 2022.	8-K	7/26/22
10.1	Loan Agreement by and between the Company and Vadim Rata, dated April 20, 2018.	S-1/A	8/8/2019
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			*
101.INS	Inline XBRL Instance Document			**
101.SCH	Inline XBRL Taxonomy Extension Schema Document			**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)			**

*	Furnished herewith.
**	The XBRL related information in Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2022

GoLogiq, Inc.

By:	/s/ Matthew Brent
Matthew Brent
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer)