Form 10-Q
period 2022-09-30
GoLogiq, Inc.
filed 2022-11-14
CIK 1746278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, 37,040,577 shares of the registrant’s common stock were issued and outstanding.

GOLOGIQ, INC.

QUARTERLY REPORT ON FORM 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim condensed financial statements of GoLogiq, Inc. (“the Company,” “we,” “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

GoLogiq, Inc.

Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2022	December 31, 2021
	$	$

ASSETS

Current Assets
Cash and cash equivalents	-	-
Intangible assets, net	24,000,000	-
Goodwill	7,500,000	-
Prepaid expenses and deposits	292,401	350

Total Assets	31,792,401	350

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	86,665	20,500
Due to related parties	641,471	22,493

Total Liabilities	728,136	42,993

Stockholder’s Funds (Deficit)

Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 36,913,259 and 5,731,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	36,913	5,731
Preferred stock Authorized: 10,000,000 shares of preferred stock, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Capital reserves	31,500,000	-
Additional paid-in capital	2,307,559	17,234
Share subscriptions receivable	(58)	(58)
Deficit	(2,780,149)	(65,550)

Total Stockholder’s Funds (Deficit)	31,064,265	(42,643)

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	31,792,401	350

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($)	($)	($)	($)

Service Revenue	334,987	-	5,277,379	-
Cost of Service	179,580	-	3,287,992	-
Gross Profit	155,407	-	1,989,387	-

Operating Expenses
Depreciation and amortization	31,283	-	93,849	-
General and administrative	480,284	1,785	2,218,637	8,800
Sales and Marketing	-	-	5,000	-
Research and development	321,000	-	2,386,500	-
Total Operating Expenses	832,567	1,785	4,703,986	8,800

Net (Loss) and Comprehensive (Loss)	(677,160)	(1,785)	(2,714,599)	(8,800)

Basic and Diluted Net (Loss) per Common Share	(0.019)	(0.000)	(0.083)	(0.000)

Weighted Average Number of Common Shares Outstanding	36,463,337	5,731,000	32,748,824	5,731,000

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
	($)	($)

OPERATING ACTIVITIES

Net (Loss) for the Period	(2,714,599)	(8,800)

Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	(292,051)	355
Accounts payable and accrued liabilities	66,164	1,500
Due to related parties	618,979	2,268
Issuance of shares for service received	1,148,712	-
Net Cash (Used in) Operating Activities	(1,172,795)	(4,677)

INVESTING ACTIVITIES

Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	1,172,795	-
Net Cash Provided by Investing Activities	1,172,795	-

Change in Cash	-	(4,677)

Cash, Beginning of Year	-	4,677

Cash, End of Period	-	-

NON-CASH TRANSACTION
Issuance of shares for services received	1,148,712	-

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.

Statements of Stockholder’s Equity (Deficit)

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Capital	Share Subscription	Accumulated	Total Stockholders’ Equity
	Number of Shares	Amount ($)	Capital ($)	Reserves ($)	Receivable ($)	Deficit ($)	(Deficit) ($)
Balance, December 31, 2021	5,731,000	5,731	17,234	-	(58)	(65,550)	(42,643)

Issuance of Shares for share exchange	26,350,756	26,351	1,023,344	31,500,000	-	-	32,549,695

Issuance of Shares for services	3,120,000	3,120	(3,120)	-	-	-	-

Net (loss) for the period	-	-	-	-	-	(1,390,623)	(1,390,623)

Balance, March 31, 2022	35,201,756	35,202	1,037,458	31,500,000	(58)	(1,456,173)	31,116,429

Issuance of Shares	600,000	600	632,158	-	-	-	632,758

Cancel Shares	-	-	-	-	-	-	-

Issuance of Shares for services	-	-	-	-	-	-	-

Net (loss) for the period	-	-	-	-	-	(646,817)	(646,817)

Balance, June 30, 2022	35,801,756	35,802	1,669,616	31,500,000	(58)	(2,102,991)	31,102,370

Issuance of Shares	236,661	237	425,482	-	-	-	425,718

Cancel Shares	(6)	(0)	0	-	-	-	-

Issuance of Shares for services	874,848	874	212,461	-	-	-	213,335

Net (loss) for the period	-	-	-	-	-	(677,160)	(677,160)

Balance, September 30, 2022	36,913,259	36,913	2,307,559	31,500,000	(58)	(2,780,149)	31,064,265

	Common Stock		Additional Paid-in	Capital	Share Subscription	Accumulated	Total Stockholders’ Equity
	Number of Shares	Amount $	Capital $	Reserves $	Receivable $	Deficit $	(Deficit) $
Balance, December 31, 2020	5,731,000	5,731	17,176	-	-	(37,750)	(14,843)

Net (loss) for the period	-	-	-	-	-	(5,220)	(5,220)

Balance, March 31, 2021	5,731,000	5,731	17,176	-	-	(42,970)	(20,063)

Net (loss) for the period	-	-	-	-	-	(1,795)	(1,795)

Balance, June 30, 2021	5,731,000	5,731	17,176	-	-	(44,765)	(21,858)

Net (loss) for the period	-	-	-	-	-	(1,785)	(1,785)

Balance, September 30, 2021	5,731,000	5,731	17,176	-	-	(46,550)	(23,643)

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.

Notes to the Financial Statements

(Expressed in U.S. dollars)

(Unaudited)

Note 1 – Nature of Business and Continuance of Operations

GoLogiq, Inc. (formerly known as Lovarra) (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. As of December 31, 2021, the Company was a shell company focused on software application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application. On January 27, 2022, the Company completed the acquisition of the business segment of CreateApp from Logiq Inc. (a fully reporting public company) (“Logiq”). As a result, the Company’s results of operations for the three and nine-month periods ended September 30, 2022 include the operations of CreateApp.

On May 9, 2022, the Company changed its name from Lovarra Inc. to GoLogiq, with the Secretary of State of the State of California, and on June 9, 2022, the Company’s common stock began trading on the OTC Markets marketplace under the Company’s new name, GoLogiq, Inc., and the new ticker symbol “GOLQ.”

On July 27, 2022, Logiq completed the spin off of its direct interests in the Company, in connection with which Logiq distributed an aggregate of 26,350,756 shares of the Company’s common stock then directly owned by Logiq to Logiq’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof received 1 share of the Company). As a result of the completion of the spin off, as of July 27, 2022, the Company is no longer a majority owned subsidiary of Logiq.

As of September 30, 2022, Logiq controlled, through one of its subsidiaries, approximately 12.2% of the Company’s outstanding shares of common stock and voting power of the Company’s outstanding securities.

As a result of the CreateApp acquisition, the Company ceased to be a shell company (as defined in Rule 12b-2 of the Act), and the Company’s primary business is now that of the CreateApp business. As a result of the CreateApp business acquisition, the Company now offers solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of e-commerce for their clients globally. The Company’s solutions are provided through its core platform, operated as CreateApp (https://www.createapp.com/), which allows SMBs to establish their point-of-presence on the web.

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

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the nine months ended September 30, 2022, the Company had service revenues of CreateApp in the amount of $5,277,379 and had negative cash flows from operating activities.  As of September 30, 2022, the Company had an accumulated deficit of $(2,780,149). These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

Note 1–Nature of Business and Continuance of Operations (continued)

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn and increased inflation in the United States. The impact on the Company was significant for the nine months ended September 30, 2022 and also full year fiscal 2021, but management continues to monitor the situation as more of the population in the region where we operate is vaccinated and business has begun returning to some normality. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 and/or inflation continues to have a substantial impact on our partners, customers, vendors, resellers, or suppliers, our results of operations and overall financial performance could be harmed.

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

Note 2 – Significant Accounting Policies (continued)

As of September 30, 2022 and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2022 and 2021, the Company had no items that affected comprehensive loss.

Intangible assets.

The Company’s intangible assets consist of its proprietary software platform and technologies, namely CreateApp and AtoZ PAY/GO, which is amortized using the straight-line method over five years, commencing April 1, 2022.

Note 2 – Significant Accounting Policies (continued)

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

Note 3 – Related Party Transactions

As of September 30, 2022, the Company owed $22,493 (2021: $22,493) to its former Chief Executive Officer and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

As of September 30, 2022, the Company owed $618,978 (2021: $nil) to its parent company, Logiq. The amount owing is unsecured, non-interest bearing and due on demand.

On January 27, 2022, the Logiq completed the transfer of its AppLogiq business to the Company. In connection with the completion of the transfer of AppLogiq to the Company, the Company issued 26,350,756 shares of its common shares to Logiq (the “GoLogiq Shares”). Logiq held the GoLogiq Shares until July 27, 2022, on which date it distributed 100% of the GoLogiq Shares to Logiq’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof received 1 share of GoLogiq) through a spin off.  As a result of the completion of the spin off, as of July 27, 2022, the Company is no longer a majority owned subsidiary of Logiq.

On July 26, 2022, the Company sold and issued an aggregate of 2,000,000 shares of its newly created Series A Preferred Stock, par value $0.001 per share (“Series A Preferred”), to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share). The Series A Preferred Stock issued to each of such members of management are to a repurchase option, and shall vest as follows: (i) 25% at issuance and (ii) the remaining 75% in equal monthly installments over a period of twelve months from the date of issuance, provided that the relevant holder provides continued service to the Company during such period.

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

During the nine-month period ended September 30, 2022, the Company acquired substantially all of the CreateApp assets from Logiq. The fair value of assets acquired assumed were as follows:

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

The Company incurred some accounting and legal fees related to the acquisition of the CreateApp assets. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2022.

In the consolidated statements of operations, revenues and expenses include the operations of CreateApp since January 27, 2022, which is the day after the acquisition date.

Note 5 – Bank Account Arrangement

As part of the transitional arrangements, the Company is able to utilize the GoLogiq bank account in Logiq for its operational activities.

Note 6 – Stockholder’s Equity

Issuance of Common Stock

During the period from January 1, 2022 to March 31, 2022, a total of 29,470,756 shares with par value $0.001 per share were issued to various stockholders.

During the period from April 1, 2022 to June 30, 2022, a total of 600,000 shares with par value $0.001 per share were issued to various stockholders.

During the period from July 1, 2022 to September 30, 2022, a total of 1,111,503 shares with par value $0.001 per share were issued to various stockholders.

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

Issuance of Preferred Stock

On July 26, 2022, the Company sold and issued an aggregate of 2,000,000 shares of its newly created Series A Preferred to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share). The Series A Preferred Stock issued to each of such members of management are to a repurchase option, and shall vest as follows: (i) 25% at issuance and (ii) the remaining 75% in equal monthly installments over a period of twelve months from the date of issuance, provided that the relevant holder provides continued service to the Company during such period.

Stock-Based Compensation

During the three months ended March 31, 2022, a total of 3,120,000 shares of Company common stock with par value of $0.001 per share were issued for consultancy services received, including shares issued to directors, operational staff, and legal consultants, which shares are included in the aggregate number of shares of common stock issued in the same period, as disclosed in the section entitled “Issuance of Common Stock,” above.

During the three months ended June 30, 2022, a total of 600,000 shares of Company common stock with par value of $0.001 per share were issued for consultancy services received, including shares issued to operational staff, and legal consultants, which shares are included in the aggregate number of shares of common stock issued in the same period, as disclosed in the section entitled “Issuance of Common Stock,” above.

Note 6 – Stockholder’s Equity (continued)

During the three months ended September 30, 2022, a total of 874,848 shares of Company common stock with par value of $0.001 per share were issued for consultancy services received, including shares issued to operational staff, and legal consultants, which shares are included in the aggregate number of shares of common stock issued in the same period, as disclosed in the section entitled “Issuance of Common Stock,” above.

Note 7 – Subsequent Events

None.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and operating results should be read in conjunction with our consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This document contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements contained or incorporated by reference in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”), and elsewhere in this document and in our other filings with the SEC. Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise

The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three- and nine-month periods ended September 30, 2022 is that of GoLogiq, Inc. (formerly, Lovarra), including CreateApp, as the acquisition of the CreateApp business from Logiq, Inc. (“Logiq”) was consummated on January 27, 2022. The comparative financial information for the three- and nine-month periods ended September 30, 2021 and year ended December 31, 2021 included in this Report, unless otherwise indicated or as the context otherwise requires, is that of GoLogiq, Inc. prior to its acquisition of the CreateApp business segment from Logiq.

Introduction and Recent Developments

As of December 31, 2021, we were a development stage shell company with minimal operations and no revenues. As of December 31, 2021, we intended to provide subscription-based, highly secure expense and earnings tracking application service for personal and corporate use.

On January 27, 2022, we completed the acquisition of the CreateApp business segment from Logiq (a fully reporting public company) (the “CreateApp Acquisition”).

On July 27, 2022, Logiq completed the spin off of its direct interests in the Company, in connection with which Logiq distributed an aggregate of 26,350,756 shares of the Company’s common stock then directly owned by Logiq to Logiq’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof received 1 share of the Company). As a result of the completion of the spin off, as of July 27, 2022, the Company is no longer a majority owned subsidiary of Logiq.

As of September 30, 2022, Logiq, through one of its subsidiaries, controlled approximately 12.2% of our issued and outstanding shares of common stock and voting power of our outstanding securities.

As a result of the CreateApp Acquisition, the Company ceased to be a shell company (as defined in Rule 12b-2 of the Act), and our primary business is now that of the CreateApp business. After the CreateApp Acquisition, we abandoned our previous business model, and now we offer solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of e-commerce for their clients globally. Our solutions are provided through our core platform, operated as CreateApp (https://www.createapp.com/), which allows SMBs to establish their point-of-presence on the web.

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

Sale of Series A Preferred shares

On July 26, 2022 the Company sold and issued an aggregate of 2,000,000 shares of newly created Series A Preferred of the Company to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share). The Series A Preferred Stock issued to each of such members of management are subject to a repurchase option, and shall vest as follows: (i) 25% at issuance and (ii) the remaining 75% shall vest in equal monthly installments over a period of twelve (12) months from the date of issuance, provided that the relevant holder provides continued service to the Company during such period.

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

As a result of the completion of the spin off, the Company is no longer a majority owned subsidiary of Logiq.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

Revenue

During the three months ended September 30, 2022, the Company generated $334,987 of revenue from its CreateApp platform, compare to $nil for the three months ended September 30, 2021.

Cost of Service Revenues

During the three months ended September 30, 2022, the Company incurred $179,580 from CreateApp platform operations, compared to $nil during the three months ended September 30, 2021.

Gross margin

During the three months ended September 30, 2022, the Company generated gross margin of $155,407 from its CreateApp platform, compared to $nil during the three months ended September 30, 2021.

Operating Expenses

Operating expenses were $832,567 and $1,795 for the three months ended September 30, 2022 and 2021, respectively.

In connection with the CreateApp Acquisition in January 2022, during the period from July 1, 2022 to September 30, 2022, operating expenses of $582,000 were reallocated to the Company on the basis of the carve out operations of CreateApp on a going forward basis. Additionally, the period over period increase was partially due to stock compensation of $212,462 and $nil for the three months ended September 30, 2022 and 2021, respectively.

Net Loss

Our net loss for the three months ended September 30, 2022 was $(677,160), compared to net loss of $(1,795) during the three months ended September 30, 2021, which increase is mainly attributable to the operations of CreateApp and corporate costs.

Comparison of the nine months ended September 30, 2022 and 2021

Revenue

During the nine months ended September 30, 2022, the Company generated $5,277,379 of revenue from its CreateApp platform, compare to $nil for the nine months ended September 30, 2021.

Cost of Service Revenues

During the nine months ended September 30, 2022, the Company incurred $3,287,992 from CreateApp platform operations, compared to $nil during the nine months ended September 30, 2021.

Gross margin

During the nine months ended September 30, 2022, the Company generated gross margin of $1,989,387 from its CreateApp platform, compared to $nil during the nine months ended September 30, 2021.

Operating Expenses

Operating expenses were $4,703,986 and $8,800 for the nine months ended September 30, 2022 and 2021, respectively.

In connection with the CreateApp Acquisition in January 2022, during the period from January 1, 2022 to September 30, 2022, operating expenses of $3,162,181 were reallocated to the Company on the basis of the carve out operations of CreateApp on a going forward basis. Additionally, the period over period increase was partially due to stock compensation of $1,148,7812 and $nil for the nine months ended September 30, 2022 and 2021, respectively.

Net Loss

Our net loss for the nine months ended September 30, 2022 was $(2,714,599), compared to net loss of $(8,800) during the nine months ended September 30, 2021, which increase is mainly attributable to the operations of CreateApp and corporate costs.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2022, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2021.

As of September 30, 2022, our total assets were $31,792,401, compared to $350 in total assets as of December 31, 2021. The increase in assets is primarily a result of the acquisition of the CreateApp platform and related technology in January 2022, valued at $31,500,000.

Stockholders’ funds were $31,064,265 as of September 30, 2022, compared to stockholders’ deficit of $(42,643) as of December 31, 2021. The difference was due to acquisition of the CreateApp platform and related technology in January 2022, with a valuation of $31,500,000.

On July 26, 2022, the Company sold and issued an aggregate of 2,000,000 shares of its newly created Series A Preferred stock to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share).

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

We expect that we will need to raise additional capital through the issuance of additional equity and/or debt. If financing is not available at adequate levels, we may need to reevaluate our operating plans. Based on projected activities, management projects that cash and cash equivalents on hand are not sufficient to support operations for at least the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern without implementing fund raising or continuing support from its shareholders.

Cash Used in Operating Activities

Operating activities used $(1,172,795) in operations for the nine months ended September 30, 2022, as compared to $(4,677) in for the nine months ended September 30, 2021. This increase is attributable to net loss from operations of $(2,714,599) during the 2022 period and an amount due to Logiq of $618,979.

Investing Activities

Investing activities provided $1,172,795 in cash for the nine months ended September 30, 2022, as compared to $nil in for the nine months ended September 30, 2021. This increase is a result of amounts arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq to the Company.

Contractual Obligations and Commitments

We had no material contractual obligations as of September 30, 2022.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We did not participate in transactions that created relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our critical accounting policies and estimates are included in Note 2 of the notes to our financial statements for the nine months ended September 30, 2022, included elsewhere in this Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our financial statements for the nine months ended September 30, 2022, included elsewhere in this Report.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the risk factors discussed in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 13, 2022 (the “Annual Report”), as well as the other information in this Report, including our financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the risks included in this Report and our Annual Report actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Because of the risks discussed in this Report and our Annual Report ,as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

During the three months ended September 30, 2022, a total of 874,848 shares with par value of $0.001 per share were issued for consultancy services received including shares issued to operational staff, legal consultants.

As discussed above, on July 26, 2022, the Company sold and issued an aggregate of 2,000,000 shares of newly created Series A Preferred stock of the Company to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share). The Series A Preferred Stock issued to each of such members of management is subject to a repurchase option and shall vest as follows: (i) 25% at issuance and (ii) the remaining 75% shall vest in equal monthly installments over a period of twelve months from the date of issuance, provided that the relevant holder provides continued service to the Company during such period.

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

Date: November 14, 2022

GoLogiq, Inc.

By:	/s/ Matthew Brent
Matthew Brent
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer)