Form 10-K
period 2022-12-31
GoLogiq, Inc.
filed 2023-03-27
CIK 1746278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes
☐
 No
☒

As of March 20, 2023, 48,351,365 shares of the registrant’s common stock were issued and outstanding.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of the common stock as reported by OTC Pink tier of the OTC Markets marketplace on such date, was approximately $17,151,110. This calculation does not reflect a determination that persons are affiliates for any other purposes.

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

ii

PART I

Item 1 – Business

As used in this Report, unless the context otherwise requires, references to “we,” “us,” “our,” “Company,” and “GoLogiq” refer to Lovarra.

GoLogiq, Inc. (formerly known as Lovarra) (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. As of December 31, 2021, the Company was a shell company focused on software application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application. On January 27, 2022, the Company completed the acquisition of the business segment of CreateApp from Logiq Inc. (a fully reporting public company) (“Logiq”). As a result, the Company’s results of operations for year ended December 31, 2022 include the operations of CreateApp.

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

As of December 31, 2022, Logiq controlled, through one of its subsidiaries, approximately 11.1 % of the Company’s outstanding shares of common stock and voting power of the Company’s outstanding securities.

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

CreateApp Acquisition

On December 15, 2021, the Company entered into a Separation Agreement (the “Separation Agreement”) and Master Distribution Agreement (the “Master Distribution Agreement”), with Logiq, Inc., a Delaware corporation (“Logiq”), pursuant to which, at the closing thereof (the “Closing”), the Company agreed to purchase and acquire from Logiq its platform (operated as CreateApp) (the “CreateApp Acquisition”).

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

Logiq owned 26,350,756 shares of Company common stock issued upon Closing (as discussed above), and Logiq’s wholly owned subsidiary Gologiq LLC (“Gologiq”) owned an additional 4,500,000 shares of Company common stock. Logiq distributed, on a pro rata basis, all 26,350,756 of its Lovarra shares to Logiq’s shareholders (the “Distribution,” or, the “Spin Off”) of record as of December 30, 2021 (the “Record Date”), which Distribution of said shares occurred on July 27, 2022.  (the “Distribution Date”).

A summary of the material terms of the CreateApp Transaction Documents is set forth below.

Master Distribution Agreement and Separation Agreement

The Company and LGIQ entered into a Master Distribution Agreement and Separation Agreement, which set forth the terms of the Separation and the subsequent Distribution. Pursuant to these agreements, Logiq agreed to assign, transfer, convey and deliver (or cause one or more of its subsidiaries to do so) its CreateApp business and all of the CreateApp assets to the Company in exchange for the assumption by the Company of the liabilities of CreateApp and the issuance of shares of the Company to Logiq, which shares were then distributed to the shareholders of Logiq as the Record Date as provided in the Distribution as part of the Spin Off.

The Shares of the Company were distributed on the Distribution Date pursuant to a stock dividend to Logiq shareholders of record as of the Record Date in a dividend ratio of one Company share for each one share of Logiq held by Logiq’s shareholders on the Record Date (the “Dividend Ratio”).

Upon Closing, Logiq retained its DataLogiq business, as well as certain other excluded assets, as specified in the Separation and Master Distribution Agreements. As a result of the Spin Off, following the Distribution Date, the Company became owned by the stockholders of Logiq and ceased to be a subsidiary of Logiq so that Logiq and the Company operate as two separate public companies, with Logiq operating its DataLogiq business and the Company operating the CreateApp business.

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

The Separation and Master Distribution Agreements govern each of the parties’ rights and obligations regarding the Spin Off. Prior to consummation of the Distribution, the Company would deliver all of its issued and outstanding shares of common stock held by Logiq to a distribution agent. On the Distribution Date, the Company would instruct the distribution agent to electronically deliver such shares of its common stock to Logiq’s shareholders as of the Record Date based on the Dividend Ratio. As noted above, the Distribution was consummated on July 27, 2022.

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

Business

Overview

As a result of the CreateApp Acquisition, the Company is no longer a shell company (
as defined in Rule 12b-2 of the Act), and the Company’s primary business is now that of CreateApp.
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

Products

General

Since 2017, CreateApp has been focused on enabling mobile commerce via its enhanced platform offered on a PaaS basis, along with its e-wallet initiative. As of the date of this Report, we offer the following products (each of which is described below): (i) CreateApp, (ii) Paylogiq; and (iii) Gologiq.

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

Beginning in 2019, CreateApp focused on scaling this business model by continuing to develop and expand strategic partnerships that would increase the number of users, and the merchants available to users, of its products on a PaaS basis. These efforts expanded on the success of recent product launches representative of the PaaS platform strategy and product offerings with our strategic partners. We believe that supporting these initiatives through deeper engagement, interaction, and co-marketing/sales substantially benefited the CreateApp business in 2018 and 2019. As a result, CreateApp’s year-over-year revenues increased significantly in 2018 and 2019. For 2022 as compared to prior years, CreateApp worked to improve gross profit margins while reducing older, white-label partnership revenues and although year-over-year revenues decreased, the gross profits margins improved.

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

Gologiq

Gologiq is a PaaS platform that provides mobile payment capabilities for the local food delivery service industry. Logiq launched Gologiq in the fall of 2019 in Jakarta, Indonesia. We plan to fully evaluate all options for the Gologiq platform in order to increase user growth and regional expansion with its unique pedestrian-powered approach to urban food delivery.

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

Our

Strategy

Our growth strategy is a multi-pronged approach, consisting of the following:

●
Development of an end-to-end unified SaaS offering
. We expect to unify all of our technology platforms into one framework to provide a streamlined user experience for customers to leverage all of our applications through a SaaS model.

●
Expand our customer base and business relationships.
Today, we are already installed in major media companies and technology platforms. We intend to increase the usage of our technology and deepen technology relationships to drive increased revenue.

●
Focus on SMBs
. We believe that there is a significant opportunity for an end-to-end advertising and marketing technology solution for SMBs seeking to grow their online sales without dealing with the many challenges of integrating multiple point solutions. We intend to continue to concentrate marketing our platforms to SMBs.

●
Maintain innovation
. We will continue to develop and introduce new features and improved functionality to our platforms. Key initiatives include development of easy-to-use self-serve platforms for SMBs, and continued development of AI-driven marketing technologies.

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

Markets
, Geography, and Seasonality

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

Item 1A – Risk Factors

Investing

in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. In addition to other information in this Annual Report and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions
.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

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

Increasing competition and increasing costs within our customers’ industries may affect the demand for our products and services, which may affect our results of operations and financial condition
.

Our customers’ demand for our products will be impacted by continued demand for their products and by our customers’ research and development costs, budget costs, and capital expenditures. Demand for our customers’ products could decline, and prices charged by our customers for their products may decline, as a result of increasing competition that our customers face in their respective industries. In addition, our customers’ expenses could continue to increase as a result of increasing costs of complying with government regulations and other factors. A decrease in demand for our customers’ products, pricing pressures associated with the sales of these products, and additional costs associated with product development could cause our customers to reduce their research and development costs, budget costs, and capital expenditures. Although we believe our products can help our customers increase productivity, generate additional sales, and reduce costs in many areas, because our products and services depend on such research and development, budget, and capital expenditures, our revenues may be significantly reduced.

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

CreateApp has derived, and we will likely derive, all of our total revenue from operations in international markets. During the years ended December 31, 2022 and 2021, 100% of CreateApp’s total revenue was derived from its international operations. Our global business going forward may be affected by local economic conditions, including inflation, recession, and currency exchange rate fluctuations. In addition, political and economic changes, including international conflicts (such as the ongoing conflict between Russia and Ukraine), including terrorist acts, throughout the world may interfere with our or our customers’ activities in particular locations and result in a material adverse effect on our business, financial condition, and operating results. Potential trade restrictions, exchange controls, adverse tax consequences, and legal restrictions may affect the repatriation of funds into the U.S. Also, we could be subject to unexpected changes in regulatory requirements, the difficulties of compliance with a wide variety of foreign laws and regulations, potentially negative consequences from changes in or interpretations of U.S. and foreign tax laws, import and export licensing requirements, and longer accounts receivable cycles in certain foreign countries. These risks, individually or in the aggregate, could have an adverse effect on our results of operations and financial condition.

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

As a public company, we may incur significant administrative workload and expenses in connection with new and changing compliance requirements
.

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

Risks Related to Our Common Stock

Our quarterly and annual operating results may fluctuate in the future, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially
.

Our historical operating results are not a meaningful indication of future results, especially given the CreateApp Acquisition. Additionally, we believe that CreateApp’s historical operating results for any particular quarter are not necessarily a meaningful indication of our future results. Nonetheless, fluctuations in our quarterly operating results could negatively affect the market price of our common stock. CreateApp’s results of operations in any quarter or annual period have varied in the past, and our results of operations going forward may vary from quarter to quarter or year to year and will likely be influenced by such factors as:

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

Risks Related to Intellectual Property

We may be unable to adequately enforce or defend our ownership and use of our intellectual property and other proprietary rights
.

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

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 9, 2022, the Company changed its name from Lovarra to GoLogiq, Inc. with the Secretary of State of the State of Nevada, and on June 9, 2022, the Company’s common stock began trading on the OTC Markets marketplace under the Company’s new name, GoLogiq, Inc., and the new ticker symbol “GOLQ.”

Holders

The number of record holders of our common stock on March 20, 2023 was approximately 752 holders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since the beginning of the fiscal year ended December 31, 2022, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or our Quarterly Reports on Form 10-Q.

Repurchases

There is currently no share repurchase program pending, and the Company made no repurchases of its securities during the fiscal year ended December 31, 2022; however, the Board of Directors may decide to institute such a program in the future.

Item 6 – Reserved

Not applicable.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and operating results together with our audited financial statements and related notes included elsewhere in this Report.

Unless otherwise indicated, references in this section to the terms “GoLogiq,” the “Company,” “we,” “our” and “us” refer to GoLogiq prior to the CreateApp Acquisition. The term “Legacy CreateApp” refers to the CreateApp business division of Logiq prior to its acquisition by GoLogiq.

The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of GoLogiq prior to the CreateApp Acquisition because the CreateApp Acquisition was consummated after the period covered by the financial statements included in this Report. Accordingly, the historical financial information included in this Report, unless otherwise indicated or as the context otherwise requires, is that of GoLogiq prior to the CreateApp Acquisition.

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

As of December 31, 2022, Logiq, through one of its subsidiaries, controlled approximately 11.1% of our issued and outstanding shares of common stock and voting power of our outstanding securities.

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

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

Revenue

During the year ended December 31, 2022, the Company generated $5,454,119 of revenue from its CreateApp platform, compared to $nil for the year ended December 31, 2021.

Cost of Service Revenue

During the year ended December 31, 2022, the Company incurred $3,382,954 from CreateApp platform operations, compared to $nil for the year ended December 31, 2021.

Gross margin

During the year ended December 31, 2022, the Company generated gross margin of $2,071,165 from its CreateApp platform, compared to $nil for the year ended December 31, 2021.

Operating Expenses

During the year ended December 31, 2022, we incurred total operating expenses, including general and administrative, sales and marketing, research and development, professional fees and impairment loss of $26,325,487, compared to $27,800 during the year ended December 31, 2021.  An impairment loss of $19,700,000 arose as a result of revaluation of CreateApp platform.

In connection with the CreateApp acquisition in January 2022, during the year ended December 31, 2022, operating expenses incurred by Logiq Inc of $3,427,173 were shared to the Company on the basis of the “Separation Agreement” of CreateApp on a going forward basis and impairment loss $19,700,000 for the CreateApp platform which was revalued
to US$11,800,000 on February 28, 2023. Additionally, the period over period increase was partially due to stock based compensation of $1,954,962 and $nil for the year ended December 31, 2022 and 2021, respectively.

Net Loss

Our net loss for the year ended December 31, 2022 was ($24,254,322), compared to net loss of ($27,800) during the year ended December 31, 2021.

Liquidity and Capital Resources

During the year ended December 31, 2022, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2021.

As of December 31, 2022, our total assets were $11,835,254, compared to $350 in total assets as of December 31, 2021. The increase in assets is primarily a result of the acquisition of the CreateApp platform and related technology in January 2022 for $31,500,000 which was subsequently revalued to $11,800,000 on February 28, 2023.

Stockholders’ funds were $9,725,726 as of December 31, 2022, compared to stockholders’ deficit of $(42,643) as of December 31, 2021.

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

We expect that we will need to raise additional capital through the issuance of additional equity and/or debt. If financing is not available at adequate levels, we may need to revaluate our operating plans. Based on projected activities, management projects that cash and cash equivalents on hand are not sufficient to support operations for at least the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern without implementing fund raising or continuing support from its shareholders.

Cash Used in Operating Activities

Operating activities used $(1,298,027) in operations for the year ended December 31, 2022, as compared to $(6,945) in for the year ended December 31, 2021. This increase is attributable to net loss from operations of $(24,254,322) during the fiscal year 2022 period, increase in accounts payable of $1,300,983, impairment loss $19,700,000 arising from the revaluation of our CreateApp platform and Issuance of shares for services rendered of $ 1,954,962.

Financing activities

Financing activities provided $1,333,281 arising] arising from payments made by Logiq Inc, a related party, for the Company prior to the acquisition of CreateApp on January 27, 2022 of $1,313,281 and Preferred stock issuance of $20,000 as compared to $nil in for the year ended December 31, 2021.

Investing Activities

We had no investing activities during the years ended December 31, 2022 and 2021.

Contractual Obligations and Commitments

We had no material contractual obligations as of December 31, 2022.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We did not participate in transactions that created relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our critical accounting policies and estimates are included in the notes to our audited financial statements for the year ended December 31, 2022, included elsewhere in this Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our audited financial statements for the year ended December 31, 2022, included elsewhere in this Report.

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

Effective March 24, 2022, the Company engaged Centurion ZD CPA & Co. (“Centurion”) as its independent registered public accounting firm for the fiscal year ended December 31, 2022.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

Management has determined that, as of December 31, 2022, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following sets forth our executive officers and the current members of our board of directors (“Board”) and information concerning their ages and background, as well as the date of their appointment as directors. Brent Suen and John MacNeil were appointed as directors on November 26, 2021, in connection with Gologiq’s purchase of approximately 78.5% of the Company’s outstanding shares of common stock from Vadim Rata, the previous majority shareholder of the Company. All directors will hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Age	Position

Brent Suen	56	Interim CEO, board director and Chairman of the Board

John MacNeil	61	Treasurer, Corporate Secretary and Director

Granger Whitelaw	56	Director

Peter Bordes	60	Director

Candice Beaumont	54	Director

There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Brent Suen, age 56, Interim Chief Executive Officer,
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

In 2015, Brent co-founded Weyland Tech, which was a single-product, mobile App platform for small businesses in Asia. Over the subsequent six years, Weyland Tech made four acquisitions and under a new brand, Logiq, Inc., now operates in over a dozen countries. Logiq inc. now has 1,100 employees and offices in NYC, Minneapolis MN, Jakarta Indonesia, Boulder CO, Singapore, and Tel Aviv Israel.

John MacNeil, age 61, Treasurer, Corporate Secretary and Director

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

Peter Bordes, age 60, Director

Mr. Bordes was appointed as a director of the Company effective February 6, 2023. For more than 30 years, Mr. Bordes has been an entrepreneur, CEO, board member, and venture investor focused on disruptive innovation in artificial intelligence, big data, fintech, cybersecurity, digital media and advertising, and blockchain technology.

Mr. Bordes is the founder and managing partner of Trajectory Capital, a later-stage investing platform and growth fund, as well as Trajectory Ventures, a venture capital platform and collective of operators, founders, and entrepreneurs focused on advancing technology and industry innovation.

Candice Beaumont, age 54, Director

Ms. Beaumont was appointed as a director of the Company effective December 19, 2022. Ms. Beaumont has served as the Chairman of Salsano Group since February 2016. Salsano Group is a holding company with significant global private equity and venture capital interests, with stakes in over 100 companies in sectors like global real estate, luxury goods, consumer, technology and media. She serves on several Boards of Directors, including for Clean Earth Acquisitions Corp. She has also been the Chief Investments Officer of L Investments since 2004, and serves on several Steering Committees for Family Offices.

Ms. Beaumont earned a Bachelor of Business Administration – International Finance & Marketing from the University of Miami Herbert Business School. He also attended the Executive Education, Global Leadership & Public Policy for the 21
st
 Century program at Harvard Kennedy School.

Director Independence

Mr Whitelaw, Mr, Bordes and Ms. Beaumont are independent directors.

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

Item 11 – Executive Compensation

Executive Compensation

Since incorporation, we have made no provisions for paying cash and/or non-cash compensation to our officers and directors, and we did not pay any compensation to our named executive officers for the years ended December 31, 2022, 2021 and 2020. We have not paid any other salaries. There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors.

Employment Agreements

We do not currently, and did not during the fiscal year ended December 31, 2022, have any formal employment agreements in place with any of our executive officers or other employees. If there is sufficient cash flow available from our future operations, we may in the future enter into a written employment agreement with our officers or enter into employment agreements with future key staff members.

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

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer during the year ended December 31, 2022 under any LTIP.

Director Compensation

The Company has a contract with Granger Whitelaw whereby the Company will pay Mr. Whitelaw a director’s fee of $1,000 per quarter, per annum. This fee represents a retainer for services rendered as a member of the Company’s Board of Directors, and is in addition to any fees to which the Director may be entitled under guidelines and rules established by the Company from time to time for compensating non-employee directors for serving on, and attending meetings of, committees of its Board of Directors and the board of directors of its subsidiaries. In addition to the foregoing, Mr. Whitelaw was granted 15,000 shares of restricted common stock for 2022, vesting in full January 1, 2023. For continued service, either 15,000 shares of restricted common stock or nonstatutory stock options for the purchase of 15,000 shares of common stock each year of his term hereof, will be issued, per the discretion of the Company upon consultation with Mr. Whitelaw. The exercise price of any stock options awarded will be equal to the fair market value of the Company’s common stock as of the date of issuance of the options. The option shall have a cashless exercise provision and shall expire 36 months after the date of execution of the contract with Mr. Whitelaw.

Aside from Mr. Whitelaw, we issued
 200,000 shares of restricted common stock to Brent Suen and 100,00 shares of restricted common stock to John MacNeil for their Board related services during the year ended December 31, 2022. We   currently do not have a non-executive director compensation policy, but we expect to institute a comprehensive compensation plan for service on our Board in the future.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 20, 2023 (post-closing of the CreateApp Acquisition), and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly, and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Unless otherwise specified, the address of each of the persons set forth below is 85 Broad Street, 16-079, New York, NY 10004.

Name and Address of Beneficial Owner (1)	Shares (2)	Shares Underlying Convertible Securities	Total Shares (2)	Percent of Common Stock Beneficially Owned (2)
Directors and Executive Officers

Brent Suen	1,061,703	0	1,061,703	2.2%

John MacNeil	724,614	0	724,614	1.5%

Granger Whitelaw	798,000	0	798,000	1.7%

Peter Bordes	0	0	0	*

Candice Beaumont	0	0	0	*

All Directors and executive officers as a group (4 persons)	2,584,317	0	2,584,317	5.3%

5% Shareholders

Logiq, Inc. (3)	4,500,000	0	4,500,000	9.3%

*	Less than one percent.

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

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 48,351,365 shares of common stock issued and outstanding as of March 20, 2023.

(3)	Logiq beneficially owns 4,500,000 shares of the Company that are held by Logiq’s wholly owned subsidiary, Gologiq LLC.

Changes in Control

On November 26, 2021, Vadim Rata, the previous majority shareholder of the Company, entered into a stock purchase agreement for the sale of 4,500,000 shares of common stock of the Company to Gologiq LLC, an entity controlled by Logiq.

As a result of the acquisition, upon closing, Gologiq LLC held approximately 78.5% of the issued and outstanding shares of common stock of the Company, and as such it is able to unilaterally control the election of our Board, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

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

Closing of the CreateApp Acquisition occurred on January 27, 2022, at which time the Company acquired the CreateApp platform (and certain other assets) from Logiq in exchange for the issuance 26,350,756 common shares of the Company to Logiq in accordance with the terms of the Master Distribution Agreement.

Logiq currently owns no shares of Company common stock issued upon Closing (as discussed above), and Logiq’s wholly owned subsidiary Gologiq owns 4,500,000 shares of Company common stock. Logiq distributed, on a pro rata basis, all 26,350,756 of its Lovarra shares to Logiq’s shareholders of record as of December 30, 2021, which distribution occurred on July 27, 2022.

A summary of the material terms of the CreateApp Transaction Documents is set forth in Section 1A of this Report, above.

For the last two completed fiscal years, and, through the date of this Report, there have been no transactions or series of transactions between us and certain related persons, other than set forth above.

Item 14 – Principal Accounting Fees and Services

During the year ended December 31, 2022, the total audit fees billed was $60,000, for audit-related services was $0, for tax services was $0 and for all other services was $71,843.

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

(3)       List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)       Exhibits. The following exhibits are filed or furnished with this report.

EXHIBIT INDEX

Exhibit number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

2.1	Form of Separation Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.2	Form of Master Distribution Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.3	Form of Tax Sharing Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.4	Form of Transition Services Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
3.1	Articles of Incorporation of Lovarra, dated January 29, 2018.	S-1/A	8/8/2019
3.2	Certificate of Amendment to Articles of Incorporation of Lovarra, dated January 5, 2022. (3)	S-1/A	1/27/2022
3.3	Certificate of Amendment to Articles of Incorporation of Lovarra, dated May 9, 2022			X
3.4	Second Amended and Restated Bylaws (4)	8-K	5/3/2022
3.5	Certficate of Designation of Series A Preferred Stock, effective as of July 26, 2022 (5)	8-K	7/26/2022
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

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

March 27, 2023

GoLogiq, Inc.

By:	/s/ Brent Suen
Brent Suen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Brent Suen	Chief Executive Officer (Principal Executive Officer &	March 27, 2023
Brent Suen	Principal Financial Officer)

/s/ John MacNeil	Treasurer and Director	March 27, 2023
John MacNeil

/s/ Granger Whitelaw	Director	March 27, 2023
Granger Whitelaw

/s/ Peter Bordes	Director	March 27, 2023
Peter Bordes

/s/ Candice Beaumont	Director	March 27, 2023
Candice Beaumont

GOLOGIQ, INC.

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅 磡 德豐街 22 號 海濱廣場二期 13 樓 1304 室 Tel 電話 : (852) 2126 2388 Fax 傳真 : (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GoLogiq, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GoLogiq, Inc. (the “Company”) as of December 31, 2022, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses of $24,254,322 and negative cash flows of $1,298,027 from operations for the year then ended December 31, 2022. As at December 31, 2022, the Company has a working capital deficit of $2,074,274 and an accumulated deficit of $24,319,872. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Goodwill and Long-Lived Assets – Refer to Notes 2 and 4 to the financial statements.

As disclosed in the financial statements, goodwill and intangible assets, net were $8,968,000 and $2,832,000 respectively as of December 31, 2022. Impairment is reviewed whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As shown in Note 4 to the financial statements, the Company recognized an amount of $19,700,000 impairment for goodwill and intangible assets during the year ended December 31, 2021.  If an indicator of impairment exists for any software technology, an estimate of the undiscounted future cash flows over the life of the primary asset for each software technology is compared to that long-lived asset’s carrying value.  The determination of whether an impairment indicator has occurred involves the evaluation of subjective factors by management to assess what constitutes an event or change in circumstance that indicates a software technology should be tested for recoverability, and therefore auditing the valuation of goodwill and intangible assets involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit:

Subjective auditor judgment was required to evaluate the completeness of management’s assessment as to whether an event or change in circumstance indicates a software technology’s assets should be tested for recoverability. The primary procedures we performed to address this critical audit matter included the following:

We tested the effectiveness of controls over management’s goodwill and long-lived impairment process, including controls related to determining the completeness of management’s assessment as to which events or changes in circumstance indicates a software technology’s assets should be tested for recoverability.

We evaluated management’s process for determining whether all potential indicators of impairment were appropriately identified, including:

●
comparing the consistency and precision of the methodology used to determine the proper impairment indicators by management to the relevant requirements of generally accepted accounting principles (“GAAP”);

●
considering current technology, economy or other industry changes through review of relevant industry publications, current news publications and Board of Directors’ meeting minutes, in order to evaluate the completeness of events or changes in circumstances identified by management as indicators that the software technology asset should be tested for recoverability.

/s/ Centurion ZD CPA & Co
Centurion ZD CPA & Co.
Hong Kong
March 27, 2023
We have served as the Company’s auditor since 2022

PCAOB ID # 2769

GoLogiq, Inc.
Balance Sheets
(Expressed in U.S. dollars)

	December 31, 2022	December 31, 2021
	$	$
ASSETS

Current Assets
Cash and cash equivalents	35,254	-
Intangible assets, net	8,968,000	-
Goodwill	2,832,000	-
Prepaid expenses and deposits	-	350

TOTAL ASSETS	11,835,254	350

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	1,321,483	20,500
Due to a related party	788,045	22,493

Total Liabilities	2,109,528	42,993

Stockholder’s Funds (Deficit)

Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 40,444,083 and 5,731,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	40,444	5,731
Preferred stock Authorized: 10,000,000 shares of preferred stock, 2,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021 nil, respectively	2,000	-
Additional paid-in capital	34,003,212	17,234
Share subscriptions receivable	(58)	(58)
Accumulated d eficit	(24,319,872)	(65,550)

Total Stockholder’s Funds (Deficit)	9,725,726	(42,643)

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS (DEFICIT)	11,835,254	350

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Y ear ended	Year ended
	December 31, 2022	December 31, 2021
	$	$

Service Revenue	5,454,119	-
Cost of Service	3,382,954	-
Gross Profit	2,071,165	-

Operating Expenses
General and administrative	3,503,764	27,800
Sales and marketing	5,000	-
Impairment loss	19,700,000	-
Research and development	3,116,723	-
Total Operating Expenses	26,325,487	27,800

(Loss) from Operations	(24,254,322)	(27,800)

Income tax (Corporate tax)	-	-

Net (Loss) and Comprehensive (Loss)	(24,254,322)	(27,800)

Basic and Diluted Net (Loss) per Common Share	(0.708)	(0.01)

Weighted Average Number of Common Shares Outstanding	34,269,899	5,731,000

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Stockholder’s Equity (Deficit)
(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders'
	Number of Shares	Amount $	Capital $	Receivable $	Deficit $	Equity (Deficit) $
Balance, December 31, 2019	4,500,000	4,500	-	-	(11,728)	(7,228)

Common stock issued for cash	1,231,000	1,231	17,234	(58)	-	18,407

Net (loss) for the year	-	-	-	-	(26,022)	(26,022)

Balance, December 31, 2020	5,731,000	5,731	17,234	(58)	(37,750)	(14,843)

Issuance of Shares	-	-	-	-	-	-

Net (loss) for the year	-	-	-	-	(27,800)	(27,800)

Balance, December 31, 2021	5,731,000	5,731	17,234	(58)	(65,550)	(42,643)

Issuance of Shares	27,493,235	29,494	33,989,097	-	-	34,018,591

Issuance of Shares for service	7,219,848	7,219	(3,119)	-	-	4,100

Net (loss) for the year	-	-	-	-	(24,254,322)	(24,254,322)

Balance, December 31, 2022	40,444,083	42,444	34,003,212	(58)	(24,319,872)	9,725,726

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year ended	Year ended
	December 31, 2022	December 31, 2021
	$	$
OPERATING ACTIVITIES

Net (Loss) for the Period	(24,254,322)	(27,800)

Issuance of shares for service received	1,954,962	-
Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	350	355
Accounts payable and accrued liabilities	1,300,983	20,500
Impairment loss	19,700,000	-
Net Cash (Used in) Operating Activities	(1,298,027)	(6,945)

FINANCING ACTIVITIES

Preferred stock issuance	20,000	-
Due to related party	1,313,281	2,268
Net Cash Provided by Financing Activities	1,333,281	2,268

Change in Cash	35,254	(4,677)

Cash, Beginning of Year	-	4,677

Cash, End of Year	35,254	-

NON-CASH TRANSACTION
Issuance of shares for services received	1,954,962	-

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Notes to the Financial Statements
For the Years Ended December 31, 2022 and 2021
(Expressed in U.S. dollars)

Note 1 – Nature of Business and Continuance of Operations

GoLogiq, Inc. (formerly known as Lovarra) (the “Company”) was incorporated on January 29, 2018 under the laws of the State of Nevada. As of December 31, 2021, the Company was a shell company focused on software application development, including an expense and income tracker and a physical wallet with a lock that can be opened via Bluetooth linked by a user application. On January 27, 2022, the Company completed the acquisition of the business segment of CreateApp from Logiq Inc. (a fully reporting public company) (“Logiq”). As a result, the Company’s results of operations for the year ended December 31, 2022 include the operations of CreateApp.

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

As of December 31, 2022, Logiq controlled, through one of its subsidiaries, approximately 11.1% of the Company’s outstanding shares of common stock and voting power of the Company’s outstanding securities
.

As a result of the CreateApp acquisition, the Company ceased to be a shell company (as defined in Rule 12b-2 of the Act), and the Company’s primary business is now that of the CreateApp business. As a result of the CreateApp business acquisition, the Company now offers solutions that help small-to-medium-sized businesses (“SMBs”) to provide access to and reduce transaction friction of e-commerce for their clients globally. The Company’s solutions are provided through its core platform, operated as CreateApp (https://www.createapp.com/), which allows SMBs to establish their point-of-presence on the web.

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

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the year ended December 31, 2022, the Company has incurred operating losses of
(
$24,254,322
)
and ha
s
 negative cash flows of $1,298,027
 from operations for the year then ended December 31, 2022.

As at December 31, 2022, the Company has a working capital deficit of $2,074,274 and an accumulated deficit of
(
$24,319,872
)
.
These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn and increased inflation in the United States. The impact on the Company was significant for the year ended December 31, 2022 and fiscal 2021, but management continues to monitor the situation as more of the population in the region where we operate is vaccinated and business has begun returning to some normality. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 and/or inflation continues to have a substantial impact on our partners, customers, vendors, resellers, or suppliers, our results of operations and overall financial performance could be harmed.

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

Loss Per Share

The Company computes income (loss) per share in accordance with ASC 260 “
Earnings per Share
”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

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

Note 2 – Significant Accounting Policies
 (continued)

As of December 31, 2022 and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Goodwill and Intangible Assets

Goodwill is recorded as the difference between the aggregate consideration in a business combination and the fair value of the acquired net tangible and intangible assets acquired. The Company evaluates goodwill for impairment on an annual basis in the fourth quarter or more frequently if indicators of impairment exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Based on that qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company conducts a quantitative goodwill impairment test, which involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. The Company estimates the fair value of a reporting unit using a combination of the income and market approach. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment loss is recorded for the difference. The Company performed its qualitative assessment and determined that total impairment of $19,700,000 and nil, respectively were recognised during the years ended December 31, 2022 and 2021.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830,
“Foreign Currency Translation Matters”
. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the statement of operations.

Comprehensive Loss

ASC 220, “
Comprehensive Income
” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2022 the Company net loss from operations of $(24,254,322) due to operating expenses incurred by Logiq Inc. of $3,427,173 were shared to the Company on the basis of the “Separation agreement” of CreateApp on a going forward basis and impairment loss $19,700,000 for the CreateApp platform which was revalued
to $11,800,000.

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

Note 3 – Common Stock

During the year ended December 31, 2022, the Company issued 34,713,083 shares of common stock

at $0.001 per share for proceeds of $34,713, of which $58 was recorded as share subscription receivable.  This included 26,350,756 shares of common stock issued to Logiq Inc for the transfer of AppLogiq to the Company.

During the year ended December 31, 2021, the Company issued no shares of its common stock.

During the year ended December 31, 2020, the Company issued 1,231,000 shares of common stock at $0.015 per share for proceeds of $18,465, of which $58 was recorded as share subscription receivable.

Note 4 – Related Party Transactions

As of December 31, 2022, the Company owed $788,045 to Logiq Inc., which represents expenses paid by Logiq Inc. on behalf of the Company which includes legal, retainers etc., as part of the “Cost sharing in the Separation agreement”. The amount owing is unsecured, non-interest bearing, and due on demand. As of December 31, 2021, the Company owed $22,493 to the its former Chief Executive Officer and Director of the Company. The amount owing is unsecured, non-interest bearing, and due on demand

On January 27, 2022, the Logiq completed the transfer of its AppLogiq business to the Company. In connection with the completion of the transfer of AppLogiq to the Company, the Company issued 26,350,756 shares of its common shares to Logiq (the “GoLogiq Shares”). Logiq held the GoLogiq Shares until July 27, 2022, on which date it distributed 100% of the GoLogiq Shares to Logiq’s stockholders of record as of December 30, 2021 on a 1-for-1 basis (i.e. for every 1 share of Logiq held on December 30, 2021, the holder thereof received 1 share of GoLogiq) through a spin off.  As a result of the completion of the spin off, as of July 27, 2022, the Company is no longer a majority owned subsidiary of Logiq.

On July 26, 2022, the Company sold and issued an aggregate of 2,000,000 shares of its newly created Series A Preferred Stock, par value $0.001 per share (“Series A Preferred”), to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share). The Series A Preferred Stock issued to each of such members of management are to a repurchase option, and shall vest as follows: (i) 25% at issuance and (ii) the remaining 75% in equal monthly installments over a period of twelve months from the date of issuance, provided that the relevant holder provides continued service to the Company during such period
.

Note 5 – Business Combination

On January 27, 2022, the Company acquired substantially all the CreateApp assets from Logiq in exchange for 26,350,756 of the Company’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business.

The acquisition of substantially all the CreateApp assets from Logiq was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with the results of CreateApp’s historical operations included in the Company’s financial statements from January 1, 2022. Goodwill has been measured as the excess of the total consideration over the amounts assigned to identifiable assets acquired and liabilities assumed.

During the twelve-month period ended December 31, 2022, the Company acquired substantially all of the CreateApp assets from Logiq. The fair value of assets acquired assumed were as follows:
($)
Intangible assets, net	24,000,000
Goodwill	7,500,000
Net assets acquired	31,500,000
Less : Impairment loss	19,700,000
Net Value	11,800,000

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

The Company incurred some accounting and legal fees related to the acquisition of the CreateApp assets. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the twelve months ended December 31, 2022.

In the consolidated statements of operations, revenues and expenses include the operations of CreateApp since January 27, 2022, which is the day after the acquisition date.

The value of CreateApp platform was
revalued
to $11,800,000 on February 28, 2023.

Note 6 – Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2022 $	2021 $

Income tax recovery at statutory rate	5,093,408	5,838
Change in valuation allowance	(5,093,408)	(5,838)
Income tax provision	-	-

The significant components of deferred income tax assets and liabilities are as follows:
	2022 $	2021 $

Net operating losses carried forward	5,107,174	13,766
Valuation allowance	(5,107,174)	(13,766)
Net deferred income tax asset	-	-

The Company has net operating losses carried forward of $(24,319,872) which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, and commence expiration in the year 2039.

Note
7
 – Subsequent Events

A.	GammaRev

Effective March 7, 2023, the Company, GammaRey and the shareholders of GammaRey (“GammaRey Shareholders”) entered into a share exchange agreement (the “GammaRey Share Exchange Agreement”) and its amendment (the “First Amendment”)
which
 provided for the issuance of an aggregate of 106,666,667 shares of Company common stock in exchange for 100% of the common stock of GammaRey.  At the date of this report, while a material number of shares of GammaRey have been exchanged for Company common stock at the closing, significant and important substantive commercial conditions precedent to the exchange of a material number of the GammaRey shares pursuant to the GammaRey Share Exchange Agreement have not been fully satisfied.  Commensurate with the closing, 2,000,000 shares of the Series A Preferred Stock, par value $0.001 per share (“Series A Preferred”) were converted by the holders into 6,000,000 shares of Company common stock, and the Series A Preferred was extinguished.

GammaRey includes its wholly owned subsidiary Genesis Financial, Inc. (“Genesis”) which was incorporated in Washington State on January 24, 2002 and on January 26, 2016 it moved its corporate domicile to the State of Wyoming. The Company’s headquarters are in Las Vegas, Nevada. Common shares of the Company were publicly traded on the OTC markets through September 2020 (ticker GFNL). The Company failed to become current with its quarterly and annual reporting requirements with the U.S. Securities and Exchange Commission (the “SEC”), and its stock was delisted after the close of business September 1, 2020.

Genesis includes its wholly-owned subsidiaries the Beacon Group and the Ballast Group, which are both located in Australia, and EPOINT Payment Corp., which was incorporated as a CCorp in the state of Delaware in May 2015 and is no longer in operation.

The Beacon Group which includes the entities, The Financiallink Group Pty Ltd, Interactive Mortgage & Finance Pty Ltd, and CCS Operations Pty Ltd (“Beacon Group”) is a diversified financial services firm operating in Australia as a Registered Investment Advisor and provides financial advice through two divisions under an Australian Financial Services License and an Australian Credit License. The group holds distribution agreements with leading financial institutions and also offers finance and mortgage advice services through agreements with various mortgage brokers and aggregators. The accounting business within the Beacon Group is to assist with identifying the most suitable and competitive finance solutions for clients of the Wealth Management network, primarily for those funding the acquisition of investment properties.

Ballast Holdings Pty Ltd operates as a holding entity for its operating subsidiaries: Ballast Accountants Pty Ltd., Ballast Financial Planning Pty Ltd and Ballast Superannuation Management Pty Ltd. (collectively, the “Ballast Group”). The Ballast Group provides a comprehensive range of accounting and taxation advice and solutions for investors and small- to-medium businesses. Its services include tax planning and structuring, management and cashflow reporting, tax returns and ASIC compliance, including a SMSF specialist practice and can also assist with buying and selling businesses.

B.	Nest E gg

In addition, on January 30, 2023, the Company entered into a Share Exchange Agreement (the “Nest Egg Share Exchange Agreement”), with Nest Egg Investments LLC, a Delaware limited liability company (“Nest Egg”) and the members of Nest Egg (the “Members”). Pursuant to the Nest Egg Share Exchange Agreement, at the closing thereof (the “Closing”), the Company agreed to exchange the outstanding membership interests of Nest Egg held by the Members for shares of common stock of the Company having a value of $30 million immediately following such exchange.

At the date of this report, significant and important substantive commercial conditions precedent to closing on the Nest Egg Share Exchange Agreement have not been fully satisfied. Further information will be provided in an 8-K/A when, and if, conditions precedent to closing have occurred.  As of the date of this report, the transactions contemplated under the Nest Egg Share Exchange Agreement have not closed.

