Form 10-Q
period 2023-03-31
GoLogiq, Inc.
filed 2023-05-22
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-231286

GoLogiq, Inc.
(Exact name of registrant as specified in its charter)

Nevada	35-2618297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Victoria Street Bugis Junction #15-01/08, Singapore 188024	+65 9366 2322
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes
☐
 No
☒

As of May
12
, 2023,

129,677,156 shares of the registrant’s common stock were issued and outstanding.

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

GoLogiq, Inc.
Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2023	December 31, 2022
	$	$

ASSETS
Current Assets
Cash and cash equivalents	115,498	35,254
Intangible assets, net	8,968,000	8,968,000
Goodwill	2,832,000	2,832,000
TOTAL ASSETS	11,915,498	11,835,254
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	1,159,651	1,321,483
Due to a related party	597,385	788,045
Total Liabilities	1,757,036	2,109,528
Stockholder’s Funds (Deficit)
Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 124,609,635 and 40,444,083 shares issued and outstanding as of March 21, 2023 and December 31, 2022, respectively	124,610	40,444
Preferred stock Authorized: 10,000,000 shares of preferred stock, 2,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,000	2,000
Additional paid-in capital	36,273,995	34,003,212
Share subscriptions receivable	(58)	(58)
Accumulated deficit	(26,242,085)	(24,319,872)
Total Stockholder’s Funds	10,158,462	9,725,726
TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	11,915,498	11,835,254

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.

Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
	$	$

Service Revenue	71,916	3,309,017
Cost of Service	38,645	2,235,341
Gross Profit	33,271	1,073,676
Operating Expenses
General and administrative	1,900,484	1,368,799
Sales and marketing	-	5,000
Impairment loss	-	-
Research and development	55,000	1,090,500
Total Operating Expenses	1,955,484	2,464,299
(Loss) from Operations	(1,922,213)	(1,390,623)
Income tax (Corporate tax)	-	-
Net (Loss) and Comprehensive (Loss)	(1,922,213)	(1,390,623)
Basic and Diluted Net (Loss) per Common Share	(0.037)	(0.052)
Weighted Average Number of Common Shares Outstanding	51,477,398	26,637,863

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of
Stockholder’s Equity
(Deficit)
(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount $	$	$	$	$
Balance, December 31, 2022	40,444,083	42,444	34,003,212	(58)	(24,319,872)	9,725,726
Issuance of Shares	76,936,479	76,937	2,270,783	-	-	2,347,720
Issuance of Shares for service	7,229,073	7,229	-	-	-	7,229
Net (loss) for the year	-	-	-	-	(1,922,213)	(1,922,213)
Balance, March 31, 2023	124,609,635	126,610	36,273,995	(58)	(26,242,085)	10,158,462

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount $	$	$	$	$
Balance, December 31, 2021	5,731,000	5,731	17,234	(58)	(65,550)	(42,643)
Issuance of Shares for share exchange	26,350,756	26,351	32,523,344	-	-	32,549,695
Issuance of Shares for service	3,120,000	3,120	(3,120)	-	-	-
Net (loss) for the year	-	-	-	-	(1,390,623)	(1,390,623)
Balance, March 31, 2022	35,201,756	35,202	32,537,458	(58)	(1,456,173)	31,116,429

(The accompanying notes are an integral part of these financial statements)

GoLogiq
,Inc.

Statements of Cash Flows

(Expressed in U.S. dollars)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
	$	$

OPERATING ACTIVITIES
Net (Loss) for the Period	(1,922,213)	(1,390,623)
Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	-	(220,801)
Accounts payable and accrued liabilities	(90,580)	14,000
Issuance of shares for service received	2,354,948	780,000
Net Cash (Used in) Operating Activities	342,155	(817,424)
FINANCING ACTIVITIES
Due from related party	(261,911)	547,729
Net Cash Provided by (Used in) Financing Activities	(261,911)	547,729
INVESTING ACTIVITIES
Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to GoLogiq	-	269,695
Net Movement in Investing Activities	-	269,695
Change in Cash	80,244	-
Cash, Beginning of Period	35,254	-
Cash, End of Period	115,498	-
NON-CASH TRANSACTION
Issuance of shares for services received	1,807,268	780,000

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Notes to the Financial Statements
For the Three Months Ended March 31, 2023 and 2022
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

As of March 31, 2023, Logiq controlled, through one of its subsidiaries, approximately 3.61% of the Company’s outstanding shares of common stock and voting power of the Company’s outstanding securities.

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

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the three months ended March 31, 2023, the Company has incurred operating losses of ($1,922,213) and ($1,390,623)  from operating losses for the three months ended March 31, 2022. As at March 31, 2023, the Company has a working capital deficit of $1,641,538 and an accumulated deficit of ($26,242,085). These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn and increased inflation in the United States. The impact on the Company was significant for the three months ended March 31, 2023 and fiscal 2022, but management continues to monitor the situation as more of the population in the region where we operate is vaccinated and business has begun returning to some normality. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 and/or inflation continues to have a substantial impact on our partners, customers, vendors, resellers, or suppliers, our results of operations and overall financial performance could be harmed.

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

As of March 31, 2023 and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Comprehensive Loss

ASC 220, “
Comprehensive Income
” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2023 and 2022, the Company had no items that affected comprehensive loss.

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

Note 4 – Business Combination

A.	CreateApp

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

On the acquisition date, Lovarra acquired substantially all of the CreateApp assets from Logiq. The fair value of assets acquired assumed were as follows:

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

The Company incurred some accounting and legal fees related to the acquisition of the CreateApp assets. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the quarter ended March 31, 2023.

In the consolidated statements of operations, revenues and expenses include the operations of CreateApp since January 27, 2022, which is the day after the acquisition date.

The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023.

Note 5 – Stockholder’s Equity

Issuance of Common Stock

During the period from January 1, 2023 to March 31, 2023, a total of
76,936,479 shares with par value $0.001 per share were issued to various stockholders.

Stock-Based Compensation

During the three months ended March 31, 2023, a total 7,229,073 shares with par value of $0.001 per share were issued for consultancy services received including shares issued to Directors, Operational Staff, Legal Consultants.
10

Note 6 – Subsequent Events

A.	GammaRey

Effective March 7, 2023, the Company, GammaRey and the shareholders of GammaRey (“GammaRey Shareholders”) entered into a share exchange agreement (the “GammaRey Share Exchange Agreement”) and its amendment (the “First Amendment”) which provided for the issuance of an aggregate of 106,666,667 shares of Company common stock in exchange for 100% of the common stock of GammaRey.  At the date of this report, while a material number of shares of GammaRey have been exchanged for Company common stock at the closing, significant and important substantive commercial conditions precedent to the exchange of a material number of the GammaRey shares pursuant to the GammaRey Share Exchange Agreement have not been fully satisfied.  Commensurate with the closing, 2,000,000 shares of the Series A Preferred Stock, par value $0.001 per share (“Series A Preferred”) were converted by the holders into 6,000,000 shares of Company common stock.

GammaRey includes its wholly owned subsidiary,
GenFi Financial Group, Inc. (“GENFI”), which includes its wholly-owned subsidiaries the Nextgen Financial Group Pty Ltd (and subsidiaries thereof) (“Nextgen”) and Ballast Holdings Pty Ltd (and subsidiaries thereof) (“Ballast”) which are both located in Australia (together, the “GENFI Group”) and as defined and described further below, we provide wealth management, direct-to-consumer lending platforms, mortgage broking, accounting, taxation advice, reporting, structuring, and solutions for individual investors and small-to-medium businesses. Through the GENFI Group, we also offer compliance services under its Australian Financial Services License including advice in regard to Managed Investment Schemes (“MIS”), Self-Managed Superannuation Funds (“SMSF”) and other ancillary services.

As the Company described in its Original Report, effective March 7, 2023 (the “Closing Date”), the Company, GammaRey and the GammaRey Shareholders effected the legal consummation of the transactions contemplated by the GammaRey Share Exchange Agreement.  On the Closing Date, the Company acquired 100% of the common stock of GammaRey, and the GammaRey Shareholders became entitled to the immediate issuance of an aggregate of seventy-seven million five hundred thousand (77,500,000) shares of common stock of the Company, subject to the satisfaction of post-closing conditions, including provision by all of the GammaRey Shareholders of sufficient personal information to the Company’s transfer agent necessary for the book entry of such shareholders’ shares in GOLQ.  At the date of the Company’s Annual Report on Form 10-K, as filed with the Commission on March 27, 2023, several of the shareholders of GammaRey had not provided sufficient personal information to the Company’s transfer agent necessary for the book entry of all of such shareholders’ share in GOLQ.  Therefore, in an abundance of caution regarding the Company’s outstanding share count as reflected in the Annual Report, the Company reported the number of shares as reflected in its books and records as maintained by its transfer agent, which did not include the shares issuable to the GammaRey Shareholders, and noted the obligations to issue shares to the GammaRey Shareholders in the Annual Report, including in the Subsequent Events sections of the Financial Statements therein.

The aforementioned potential ambiguity in shares outstanding has been resolved and all seventy-seven million five hundred thousand (77,500,000) of such shares were fully issued and recorded in book entry by the Company’s transfer agent on or before April 4, 2023.

The GammaRey Shareholders are also entitled to up to an additional twenty-nine million one hundred sixty-six thousand six hundred sixty-six (29,166,667) shares of common stock of the Company being reserved for later issuance to the Shareholders pursuant to the terms of the Share Exchange Agreement.  Such conditions have not been satisfied and therefore, such shares have not been issued as of the date of this report.

The shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, which exempts transactions by an issuer not involving any public offering, and Regulation D and Regulation S under that section, and that these securities, when issued, may not be offered or sold in the United States absent such registration or an applicable exemption from such registration requirements, and will be subject to further contractual restrictions on transfer as described in the Share Exchange Agreement.

B.	Nest Egg

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

As of March 31, 2023, Logiq, through one of its subsidiaries, controlled approximately 3.61% of our issued and outstanding shares of common stock and voting power of our outstanding securities.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

Revenue

During the three months ended March 31, 2023, the Company generated $71,916 from its CreateApp platform, compare to $3,309,017 for the three months ended March 31, 2022. Revenues have reduced significantly as a result of strategic shift to targeting end users in FY2023 as compared to wholesale bulk distributors in FY2022.

Service revenues

During the three months ended March 31, 2023, the Company incurred $38,645 from CreateApp platform operations, compared to $2,235,341 during the three months ended March 31, 2022.

Gross margin

During the three months ended March 31, 2023, the Company generated gross margin of $33,271 from its CreateApp platform, compared to $1,073,676 during the three months ended March 31, 2022. Our gross margin percentage increased to 46.2% as compared to 32.4% in 2022 Q1.

Operating Expenses

Operating expenses were $1,955,484 and $2,464,299 for the three months ended March 31, 2023 and 2022, respectively.

The increase is mainly due to stock compensation of $1,807,268 and $780,000 for the three months ended March 31, 2023 and 2022, respectively.
Net Loss

Our net loss for the three months ended March 31, 2023 was $(1,922,213) compared to net loss of $(1,390,623) during the three months ended March 31, 2022, which increase is mainly attributable to stock compensation of $1,807,268 and compliance costs from the carve out, acquisition and audit of the operations of CreateApp.

Liquidity and Capital Resources

During the year ended March 31, 2023, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2022.

As of March 31, 2023, our total assets were $11,915,498, compared to $11,835,254 in total assets as of December 31, 2022.

Stockholders’ funds were $10,158,462 as of March 31, 2023, compared to stockholders’ deficit of $9,725,726 as of December 31, 2022.

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

Cash Used in Operating Activities

Operating activities used $342,155 in operations for the three months ended March 31, 2023, as compared to $(817,424) in for the three months ended March 31, 2022. This increase is attributable to net loss from operations of $(1,922,213).

Financing Activities

During the three months ended March 31, 2023, financing activities net cash used in $(261,911) compared to net cash provided $547,729 for the three months ended March 31, 2022

Investing Activities

Investing activities provided $nil in cash for the three months ended March 31, 2023, as compared to $269,695 for the three months ended March 31, 2022. This decrease is a result of the platform of CreateApp had been completed spin off in Q1 2023.

Contractual Obligations and Commitments

We had no material contractual obligations as of March 31, 2023.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We did not participate in transactions that created relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our critical accounting policies and estimates are included in Note of notes to our audited financial statements for the three months ended March 31, 2023, included elsewhere in this Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our financial statements for the three months ended March 31, 2023, included elsewhere in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

Management has determined that, as of March 31, 2023, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm is not required to, and has not, perform formal testing of our internal controls or policies and has not issued an independent opinion as to the quality of our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the risk factors discussed in Part I, “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023 (the “Annual Report”), as well as the other information in this Quarterly Report on Form 10-Q (this “Report”), including our financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. If any of the risks included in this Quarterly Report and our Annual Report actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Because of the risks discussed in this Quarterly Report and our Annual Report, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

There have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period from January 1, 2023 to March 31, 2023, a total of 76,936,479 shares with par value $0.001 per share were issued to various stockholders.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three-month period ended March 31, 2023.

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

May 22, 2023

GoLogiq, Inc.

By:	/s/ Brent Suen
Brent Suen
Chairman, President, Chief Executive Officer (Principal Executive Officer, Principal Financial Officer)
19