Form 10-Q
period 2023-06-30
GoLogiq, Inc.
filed 2023-08-21
CIK 1746278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes
☐
 No
☒

As of August 15, 2023, 134,144,000 shares of the registrant’s common stock were issued and outstanding.

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

1

GoLogiq, Inc.
Balance Sheets
(Expressed in U.S. dollars)

	June 30, 2023	December 31, 2022
	$	$

ASSETS
Current Assets
Cash and cash equivalents	2,885	35,254
Intangible assets, net	8,968,000	8,968,000
Goodwill	2,832,000	2,832,000
TOTAL ASSETS	11,802,885	11,835,254
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	1,123,771	1,321,483
Due to a related party	483,921	788,045
Total Liabilities	1,607,692	2,109,528
Stockholder’s Funds (Deficit)
Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 134,127,556 and 40,444,083 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	134,128	40,444
Preferred stock Authorized: 10,000,000 shares of preferred stock, 2,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,000	2,000
Additional paid-in capital	38,686,047	34,003,212
Share subscriptions receivable	(58)	(58)
Accumulated deficit	(28,626,924)	(24,319,872)
Total Stockholder’s Funds	10,195,193	9,725,726
TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	11,802,885	11,835,254

(The accompanying notes are an integral part of these financial statements)

2

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	$	$	$	$

Service Revenue	2,573	1,633,375	74,489	4,942,392
Cost of Service	1,486	873,072	40,131	3,108,413
Gross Profit	1,087	760,303	34,358	1,833,979

Operating Expenses
General and administrative	2,371,426	432,121	4,271,910	1,800,919
Sales and marketing	-	-	-	5,000
Research and development	14,500	975,000	69,500	2,065,500
Total Operating Expenses	2,385,926	1,407,121	4,341,410	3,871,419

(Loss) from Operations	(2,384,839)	(646,817)	(4,307,052)	(2,037,440)

Income tax (Corporate tax)	-	-	-	-

Net (Loss) and Comprehensive (Loss)	(2,384,839)	(646,817)	(4,307,052)	(2,037,440)

Basic and Diluted Net (Loss) per Common Share	(0.019)	(0.018)	(0.048)	(0.065)

Weighted Average Number of Common Shares Outstanding	128,591,308	35,706,152	90,247,375	31,197,058

(The accompanying notes are an integral part of these financial statements)

3

GoLogiq, Inc.
Statements of Stockholder’s Equity (Deficit)
(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders'
	Number of	Amount	Capital	Receivable	Deficit	Equity (Deficit)
	Shares	$	$	$	$	$
Balance, December 31, 2022	40,444,083	42,444	34,003,212	(58)	(24,319,872)	9,725,726

Issuance of Shares	76,936,479	76,937	2,270,783	-	-	2,347,720

Issuance of Shares for service	7,229,073	7,229	-	-	-	7,229

Net (loss) for the period	-	-	-	-	(1,922,213)	(1,922,213)

Balance, March 31, 2023	124,609,635	126,610	36,273,995	(58)	(26,242,085)	10,158,462

Issuance of Shares	260,521	261	2,412,052	-	-	2,412,313

Issuance of Shares for service	9,257,400	9,257	-	-	-	9,257

Net (loss) for the period	-	-	-	-	(2,384,839)	(2,384,839)

Balance, June 30, 2023	134,127,556	136,128	38,686,047	(58)	(28,626,924)	10,195,193

	Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders'
	Number of	Amount	Capital	Receivable	Deficit	Equity (Deficit)
	Shares	$	$	$	$	$
Balance, December 31, 2021	5,731,000	5,731	17,234	(58)	(65,550)	(42,643)

Issuance of Shares for share exchange	26,350,756	26,351	32,523,344	-	-	32,549,695

Issuance of Shares for service	3,120,000	3,120	(3,120)	-	-	-

Net (loss) for the period	-	-	-	-	(1,390,623)	(1,390,623)

Balance, March 31, 2022	35,201,756	35,202	32,537,458	(58)	(1,456,173)	31,116,429

Issuance of Shares for share exchange	600,000	600	632,158	-	-	632,758

Issuance of Shares for service	-	-	-	-	-	-

Net (loss) for the period	-	-	-	-	(646,817)	(646,817)

Balance, June 30, 2022	35,801,756	35,802	33,169,616	(58)	(2,102,990)	31,102,370

(The accompanying notes are an integral part of these financial statements)

4

GoLogiq, Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
	$	$

OPERATING ACTIVITIES
Net (Loss) for the Period	(4,307,052)	(2,037,440)
Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	-	(271,801)
Accounts payable and accrued liabilities	(126,460)	28,060
Issuance of shares for service received	4,776,518	936,250
Net Cash (Used in) Operating Activities	343,006	(1,344,931)
FINANCING ACTIVITIES
Due from related party	(375,375)	598,729
Net Cash Provided by (Used in) Financing Activities	(375,375)	598,729
INVESTING ACTIVITIES
Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to GoLogiq	-	746,202
Net Movement in Investing Activities	-	746,202
Change in Cash	(32,369)	-
Cash, Beginning of Year	35,254	-
Cash, End of Period	2,885	-
NON-CASH TRANSACTION
Issuance of shares for services received	4,121,618	936,250

(The accompanying notes are an integral part of these financial statements)

5

GoLogiq, Inc.
Notes to the Financial Statements
For the Six Months Ended June 30, 2023 and 2022
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
Logiq Inc does not have effective control of Gologiq shares prior to spin off.
 As a result of the completion of the spin off, as of July 27, 2022, the Company is no longer a technical majority owned subsidiary of Logiq.

As of June 30, 2023, Logiq controlled, through one of its subsidiaries, approximately 3.36% of the Company’s outstanding shares of common stock and voting power of the Company’s outstanding securities.

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

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the six months ended June 30, 2023, the Company has incurred operating losses of ($4,307,052) and ($2,037,440) from operating losses for the six months ended June 30, 2022. As at June 30, 2023, the Company has a working capital deficit of $1,604,807 and an accumulated deficit of ($28,626,924). These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.
6

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn and increased inflation in the United States. The impact on the Company was significant for the six months ended June 30, 2023 and fiscal 2022, but management continues to monitor the situation as more of the population in the region where we operate is vaccinated and business has begun returning to some normality. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 and/or inflation continues to have a substantial impact on our partners, customers, vendors, resellers, or suppliers, our results of operations and overall financial performance could be harmed.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of six months or less at the time of purchase to be cash equivalents.

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
7

Note 2 – Significant Accounting Policies
 (continued)

As of June 30, 2023 and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Comprehensive Loss

ASC 220, “
Comprehensive Income
” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2023 and 2022, the Company had no items that affected comprehensive loss.

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
Logiq Inc held Gologiq shares between January 27, 2022 and July 27, 2022 in escrow in trust for Logiq’s stockholders of record as of December 30, 2021.  Logiq Inc does not have effective control of Gologiq shares prior to spin off.
 As a result of the completion of the spin off, as of July 27, 2022, the Company is no longer a technical
majority owned subsidiary of Logiq.

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

The Company incurred some accounting and legal fees related to the acquisition of the CreateApp assets. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the quarter ended June 30, 2023.

In the consolidated statements of operations, revenues and expenses include the operations of CreateApp since January 27, 2022, which is the day after the acquisition date.

The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023.

Note 5 – Stockholder’s Equity

Issuance of Common Stock

During the three months ended March 31, 2023, a total of 76,936,479 shares with par value $0.001 per share were issued to various stockholders.

During the three months ended June 30, 2023, a total of 260,521 shares with par value $0.001 per share were issued to various stockholders.

Stock-Based Compensation

During the three months ended March 31, 2023, a total 7,229,073 shares with par value of $0.001 per share were issued for consultancy services received including shares issued to Directors, Operational Staff, and Legal Consultants.

During the three months ended June 30, 2023, a total 9,257,400 shares with par value of $0.001 per share were issued for consultancy services received including shares issued to Directors, Operational Staff, and Legal Consultants.

Note
6
– Legal Matters

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.   These claims could subject us to costly litigation.  If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition, and results of operations.  Additionally, any such claims, whether or not successful, could damage our reputation and business.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Note
7
– Subsequent Events

A.	Recruiter.com Group

Effective August 18, 2023, the Company (“Seller”) and Recruiter.com Group, Inc. (“Recruiter” or “Buyer”) entered into an Amendment to Stock Purchase Agreement (the “Recruiter Amendment”) with respect to a certain Stock Purchase Agreement, dated June 5, 2023 (the “Original Agreement”).
The Company owns all of the issued and outstanding membership interest (the “Company Membership Interests”) of GoLogiq SPV LLC, a Nevada limited liability company (“GoLogiq SPV”). Pursuant to the Agreement, the Company is selling to the Buyer, and Buyer is purchasing from Company the Company Membership Interests, upon the terms and subject to the conditions of the Original Agreement.

The Recruiter Amendment amends and replaces Section 1.02 of the Original Agreement such that in exchange for the Company Membership Interests, the Buyer is agreeing to pay the Company total consideration of (1)
such number of shares of Buyer Common Stock that represents 19.99% of the number of issued and outstanding shares of the Buyer Common Stock on the Business Day prior to the Closing Date (“Closing Consideration”)
and (2) additional payments (each a “Milestone Payment”) (i) If on a date that is six (6) months after the Closing Date, the Revenue for such six-month period is at least and not less than $2,000,000, Buyer will issue to Seller such number of additional shares of Buyer Common Stock  such that Buyer will own, following such issuance, 40.00% of the issued and outstanding shares  of the Buyer Common Stock;  (ii) if on a date that is nine (9) months after the Closing Date, the Revenue for such nine-month period is at least and not less than $4,000,000, Buyer will issue to Seller such number of additional shares of Buyer Common Stock such that Buyer will own, following such issuance, 64.00% of the issued and outstanding shares of the Buyer Common Stock. Such issuance may be made as early as six (6) months after the Closing Date if $4,000,000 in Revenue is reached between six (6) and nine (9) months after the Closing Date; and (i
i
i) if on a date that is twelve (12) months after the Closing Date, Revenue for such twelve-month period is at least and not less than $6,000,000, Buyer will issue to Seller such number of additional shares of Buyer Common Stock such that Buyer will own, following such issuance, 84.00% of the issued and outstanding shares of the Buyer Common Stock. Such issuance may be made as early as six (6) months after the Closing Date if $6,000,000 in Revenue is reached between six (6) and twelve (12) months after the Closing Date.

In addition, Section 1.03 is amended and replaced in its entirety such that will be entitled to an earn-out payment (the “Earn-Out Payment”) payable pursuant to the terms of the Agreement. The Earn-Out Payment will be payable if on a date that is six months after the Closing Date (the “Earn-Out Determination Date”), Buyer’s market capitalization at the close of the trading day (the “Buyer Market Cap”) exceeds $105,000,000 (the “Assumed Market Cap”). The Earn-Out Payment shall be as follows: (i) if the Buyer Market Cap on the Earn-Out Determination Date exceeds the Assumed Market Cap but is less than or equals to $130,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing seventy percent (70%) of the increase in value over the Assumed Market Cap; (ii) if the Buyer Market Cap on the Earn-out Determination Date exceeds $130,000,000 but is less than or equals to $
160,000,000
, Seller shall receive such additional number of shares of Buyer Common Stock representing eighty percent (80%) of the increase in value over the Assumed Market Cap; and (iii) if the Buyer Market Cap on the Earn-out Determination Date exceeds $160,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing ninety percent (90%) of the increase in value over the Assumed Market Cap.

The Agreement contains representations, warranties and covenants of the parties customary for a transaction of this nature. In addition, the Buyer and the Company agreed to indemnify the other party and its respective affiliates, officers, directors, employees and other representatives for certain losses, including, among other things, breaches of representations, warranties and covenants, subject to certain negotiated limitations, thresholds and survival periods set forth in the Agreement.

The foregoing description of the Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Agreement, a copy of which is filed as Exhibit 2.2 to this Report and is incorporated herein by reference.

B.	GammaRey

Effective March 7, 2023, the Company, GammaRey and the shareholders of GammaRey (“GammaRey Shareholders”) entered into a share exchange agreement (the “GammaRey Share Exchange Agreement”) and its amendment (the “First Amendment”) which provided for the issuance of an aggregate of 106,666,667 shares of Company common stock in exchange for 100% of the common stock of GammaRey.

As the Company described in its Original Report, effective March 7, 2023 (the “Closing Date”), the Company, GammaRey and the GammaRey Shareholders effected the legal consummation of the transactions contemplated by the GammaRey Share Exchange Agreement.  On the Closing Date, the Company acquired 100% of the common stock of GammaRey, and the GammaRey Shareholders became entitled to the immediate issuance of an aggregate of seventy-seven million five hundred thousand (77,500,000) shares of common stock of the Company (the “GammaRey Shareholder Shares:)”, subject to the satisfaction of post-closing conditions, including provision by all of the GammaRey Shareholders of sufficient personal information to the Company’s transfer agent necessary for the book entry of such shareholders’ shares in GOLQ.  Several of the shareholders of GammaRey had not provided sufficient personal information to the Company’s transfer agent necessary for the book entry of all of such shareholders’ shares, with such shares having insufficient information totaling one million two hundred fifty two thousand five hundred (1,252,500) shares in aggregate of the GammaRey Shareholder Shares, which as of the date of this Report have not been issued.

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

Under the First Amendment the GammaRey Shareholders were entitled to up to an additional twenty-nine million one hundred sixty-six thousand six hundred sixty-seven (29,166,667) shares of common stock of the Company being reserved for later issuance to the GammaRey Shareholders pursuant to the terms of the Share Exchange Agreement.  Such conditions were not satisfied under the terms of the First Amendment and therefore, such shares have not, and will not, be issued.

As GammaRey
has been unable to obtain and deliver audited financial statements as contemplated by the parties, which financials statements are necessary for required public disclosures by the Company pursuant to the U.S. federal securities laws, the Company, GammaRey and the GammaRey Shareholders have
entered into a
Mutual Termination Of Share Exchange Agreement And Plan Of Reorganization And Mutual Release (the “GammaRey Termination Agreement”) whereby the parties mutually elected to abandon the proposed business combination and to terminate the Share Exchange Agreement and cancel the GammaRey Shareholder Shares totaling seventy
-
six million two hundred forty
-
seven thousand five hundred
(76,247,500
) shares that were issued pursuant to the
GammaRey Share Exchange Agreement
.  As such,
the Company, GammaRey and the GammaRey Shareholders executed a Termination
Of Share Exchange Agreement And Plan Of Reorganization And Mutual Release (the “GammaRey Termination Agreement”), dated July 19, 2023.  As of the date of this Report, the Company has obtained signatures from the GammaRey Shareholders representing seventy
-
five million four hundred ninety
-
seven thousand five hundred (75,497,500) shares and is currently obtaining the requisite personal information and stock powers required to return all previously issued seventy
-
six million two hundred forty
-
seven thousand five hundred (76,247,500) shares to Treasury for cancellation.

The foregoing description of the Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Agreement, a copy of which is filed as Exhibit 2.5 to this Report and is incorporated herein by reference.

C .	Stock Based Compensation

Subsequent to June 30, 2023 and the date of this Report, a total

16,444
shares
with par value of $
0.001
per share were issued for consultancy services received including shares issued to Directors, Operational Staff, and Legal Consultants.

D .	Share Exchange Agreement

On July 26, 2023, GoLogiq, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with Symplefy, Inc., a Delaware corporation (“Symplefy”) and the shareholders of Symplefy (the “Shareholders”). Pursuant to the Share Exchange Agreement, at the closing thereof (the “Closing”), the Company agreed to exchange the outstanding shares of common stock of Symplefy held by the Shareholders (the “Symplefy Shares”) for an aggregate fifteen million ($15,000,000) equivalent of newly issued shares of the Common Stock of the Company, (the “GoLogiq Stock”)  (such amount of shares, the “Closing Shares”), and (ii) an aggregate of fifteen million ($15,000,000) equivalent of GoLogiq Stock payable pursuant to the terms of the Share Exchange Agreement (the “Earnout Shares” and together with the Closing Shares, the “Merger Consideration”), in each of cases (i) and (ii) priced on the fifteen (15) trading day volume weighted average price ("VWAP") immediately prior to the Closing, and be subject to the terms of distribution as set forth in the Share Exchange Agreement and the resale restrictions as defined therein.

Following the Closing, as consideration for the share exchange, Shareholders shall be eligible to receive their pro-rata share, as determined by their equity holdings in Symplefy as of Closing, of the Earnout Payment (as defined below) payable in GOLQ Stock, which will be subject to resale restrictions as defined in the Share Exchange Agreement.  Upon the occurrence of Symplefy achieving three hundred sixty (360) paying customers, the earnout payment shall be a one-time issuance of $5,000,000 equivalent of GoLogiq stock (“Earnout Payment I”).  Upon the occurrence of Symplefy achieving two thousand (2000) paying customers, the earnout payment shall be a one-time issuance of $5,000,000 equivalent of GoLogiq stock (“Earnout Payment II”).  Upon the occurrence of Symplefy achieving four thousand nine hundred (4900) paying customers, the earnout payment shall be a one-time issuance of $5,000,000 equivalent of GoLogiq stock (“Earnout Payment III”).

E .	Stephen Jones – Appointment as Chief Financial Officer

On July 26, 2023, the Company appointed Stephen Jones as the Company’s new Chief Financial Officer. Previously, Brent Suen served as the Company’s Principal Accounting Officer. Mr. Suen will continue to serve as a director of the Company.

Stephen R. Jones is an international finance and operations executive with more the 15 years of experience leading global organizations in emerging markets in Asia and international, multi-cultural environments. He brings to the company broad and deep experience in starting, growing and expanding e-commerce and professional service business and financial services enterprises from pre-revenue to more than $8 billion in sales.

He previously served as CFO of Vemanti Group, a financial technology company located in Irvine, California. Earlier he served as CFO and COO of Dreamplex, a provider of hybrid working solutions for organizations located in Ho Chi Minh, Vietnam, and currently serves on the company’s board of directors.

Prior to Dreamplex, he served as COO of HMB, a service-based company that offers IT and technology solutions for medium to large companies in various industries. He also previously served as COO and CFO of Navigos Group in Ho Chi Minh City, Vietnam. He also previously served as COO and CFO of Portfolio Productions, a Portland-based visual communications firm offering a full range of creative and production capabilities.

Jones holds a B.A. in political science and history from Vanderbilt University, and an MBA in Finance and Accounting from University of Cincinnati Carl H. Lindner College of Business.

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

As of June 30, 2023, Logiq, through one of its subsidiaries, controlled approximately 3.36% of our issued and outstanding shares of common stock and voting power of our outstanding securities.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

Revenue

During the three months ended June 30, 2023, the Company generated $2,573 from its CreateApp platform, compared to $1,633,375 for the three months ended June 30, 2022. Revenues have reduced significantly as a result of strategic shift to targeting end users in FY2023 as compared to wholesale bulk distributors in FY2022.

Service revenues

During the three months ended June 30, 2023, the Company incurred $1,486 from CreateApp platform operations, compared to $873,072 during the three months ended June 30, 2022.

Gross margin

During the three months ended June 30, 2023, the Company generated gross margin of $1,087 from its CreateApp platform, compared to $760,303 during the three months ended June 30, 2022.

Operating Expenses

Operating expenses were $2,385,926 and $1,407,121 for the three months ended June 30, 2023 and 2022, respectively.

The increase is mainly due to stock compensation of $2,314,350 and $156,250 for the three months ended June 30, 2023 and 2022, respectively.

Net Loss

Our net loss for the three months ended June 30, 2023 was ($2,384,839) compared to net loss of ($646,817) during the three months ended June 30, 2022, which increase is mainly attributable to stock compensation of $2,314,350.

Comparison of the six months ended June 30, 2023 and 2022

Revenue

During the six months ended June 30, 2023, the Company generated $74,489 from its CreateApp platform, compared to $4,942,392 for the six months ended June 30, 2022. Revenues have reduced significantly as a result of strategic shift to targeting end users in FY2023 as compared to wholesale bulk distributors in FY2022.

Service revenues

During the six months ended June 30, 2023, the Company incurred $40,131 from CreateApp platform operations, compared to $3,108,413 during the six months ended June 30, 2022.

Gross margin

During the six months ended June 30, 2023, the Company generated gross margin of $34,358 from its CreateApp platform, compared to $1,833,979 during the six months ended June 30, 2022.

Operating Expenses

Operating expenses were $4,341,410 and $3,871,419 for the six months ended June 30, 2023 and 2022, respectively.

The increase is mainly due to stock compensation of $4,121,618 and $936,250 for the six months ended June 30, 2023 and 2022, respectively.

Net Loss

Our net loss for the six months ended June 30, 2023 was ($4,307,052) compared to net loss of ($2,037,440) during the six months ended June 30, 2022, which increased due to stock compensation of $4,121,618.

Liquidity and Capital Resources

During the six months ended June 30, 2023, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2022.

As of June 30, 2023, our total assets were $11,802,885, compared to $11,835,254 in total assets as of December 31, 2022.

Stockholders’ funds were $10,195,193 as of June 30, 2023, compared to stockholders’ deficit of $9,725,726 as of December 31, 2022.

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

We expect that we will need to raise additional capital through the issuance of additional equity and/or debt. If financing is not available at adequate levels, we may need to re-evaluate our operating plans. Based on projected activities, management projects that cash and cash equivalents on hand are not sufficient to support operations for at least the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern without implementing fund raising or continuing support from its shareholders.

Cash Used in Operating Activities

Operating activities used $343,006 in operations for the six months ended June 30, 2023, as compared to ($1,344,931) in for the six months ended June 30, 2022. This increase is attributable to net loss from operations of ($4,307,052).

Financing Activities

During the six months ended June 30, 2023, financing activities net cash used in ($375,375) compared to net cash provided $598,729 for the six months ended June 30, 2022

Investing Activities

Investing activities provided $nil in cash for the six months ended June 30, 2023, as compared to $746,202 for the six months ended June 30, 2022. This decrease is a result of the platform of CreateApp had been completed spin off in Q1 2023.

Contractual Obligations and Commitments

We had no material contractual obligations as of June 30, 2023.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We did not participate in transactions that created relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our critical accounting policies and estimates are included in Note of notes to our audited financial statements for the six months ended June 30, 2023, included elsewhere in this Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our financial statements for the six months ended June 30, 2023, included elsewhere in this Report.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

Management has determined that, as of June 30, 2023, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm is not required to, and has not, perform formal testing of our internal controls or policies and has not issued an independent opinion as to the quality of our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Murray v. GammaRey, Inc.

On December 22, 2022, GammaRey, Inc. was sued in Superior Court of California, County of Orange (
Christian Murray v. GammaRey, Inc.
, et al., Case No. 30-2022-01299498-CU-OE-NJC) by the listed Plaintiff, and the Complaint includes four claims: (1) breach of employment contract; (2) failure to pay wages and penalties (3) fraud, and (4) a negligent representation claim. Plaintiff filed an Amendment to the Complaint on May 3, 2023 adding GoLogiq, Inc. which Service of Process was received on June 23, 2023.  We have yet to provide an answer to the Complaint as we are seeking proper legal representation in said matter.  We believe that the Plaintiff’s allegations are baseless and wholly without merit, and we plan to vigorously defend against this lawsuit. We have not accrued any expenses related to this lawsuit due to the loss not being probable.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.   These claims could subject us to costly litigation.  If this were to happen, the payment of any such awards could have a material adverse effect on our business, financial condition, and results of operations.  Additionally, any such claims, whether or not successful, could damage our reputation and business.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, a total of 76,936,479 shares with par value $0.001 per share were issued to various stockholders.

During the three months ended June 30, 2023, a total of 260,521 shares with par value $0.001 per share were issued to various stockholders.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the six-month period ended June 30, 2023.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

2.1	Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated June 5, 2023.	8-K	6/9/2023
2.2	Form of Amendment to Recruiter GoLogiq Stock Purchase Agreement, dated August 18, 2023			X
2.3	Form of Share Exchange Agreement, dated December 31, 2022, by and among GoLogiq Inc., GammaRey Inc.. and shareholders of GammaRey Inc.*	8-K	1/4/2023
2.4	Form of First Amendment to the Share Exchange Agreement, dated March 6, 2023, by and among GoLogiq Inc., GammaRey Inc. and shareholders of GammaRey.	8-K	3/9/23
2.5	Form of Mutual Termination Of Share Exchange Agreement And Plan Of Reorganization And Mutual Release between GoLogiq, Inc. and the shareholders of GammaRey, Inc., dated July 19, 2023			X
2.6	Form of Stock Purchase Agreement, by and between GoLogiq Inc., Symplefy, Inc., and the Shareholders of Symplefy, Inc., dated July 26, 2023.	8-K	7/27/23
3.1	Articles of Incorporation of Lovarra, dated January 29, 2018.	S-1/A	8/8/2019
3.2	Amended and Restated Bylaws, dated September 10, 2020.	10-K	4/13/2022
3.3	Certificate of Amendment to Articles of Incorporation of Lovarra, dated January 5, 2022.	8-K	1/27/2022
3.4	First Amendment to the Amended and Restated Bylaws of Lovarra, dated March 15, 2022.	8-K	3/21/2022
3.5	First Amendment to the Amended and Restated Bylaws of Lovarra, dated March 15, 2022.	8-K	3/21/2022
3.6	First Amended and Restated Articles of Incorporation, effective as of May 9, 2022.	8-K	5/3/2022
3.7	Second Amended and Restated Bylaws, effective as of May 9, 2022.	8-K	5/3/2022
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 21, 2023

GoLogiq, Inc.

By:	/ s/ Granger Whitelaw
Granger Whitelaw
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Stephen Jones
Stephen Jones Chief Financial Officer (Principal Financial Officer)

