Form 10-Q
period 2023-09-30
GoLogiq, Inc.
filed 2023-11-14
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September
3
0
, 2023

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
November 1
4
, 2023,
63,136,499
 shares of the registrant’s common stock were issued and outstanding.

GoLogiq, Inc.
QUARTERLY REPORT ON FORM 10-Q

INDEX TO FINANCIAL STATEMENTS

i

P
ART I – FINANCIAL INFORMATION

I
tem 1.  Financial Statements

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
1

G
oLogiq, Inc.
Balance Sheets
(Expressed in U.S. dollars)

	September 30, 2023	December 31, 2022
	$	$

ASSETS

Current Assets
Cash and cash equivalents	237	35,254
Intangible assets, net	8,968,000	8,968,000
Goodwill	2,832,000	2,832,000

TOTAL ASSETS	11,800,237	11,835,254

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	1,130,890	1,321,483
Due to a related party	482,420	788,045

Total Liabilities	1,613,310	2,109,528

Stockholder’s Funds (Deficit)

Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 70,681,954 and 40,444,083 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	70,682	40,444
Preferred stock Authorized: 10,000,000 shares of preferred stock, 2,000,000 shares was extinguished as of September 30, 2023 and outstanding as of December 31, 2022, respectively	-	2,000
Additional paid-in capital	39,045,604	34,003,212
Share subscriptions receivable	(58)	(58)
Accumulated deficit	(28,929,301)	(24,319,872)

Total Stockholder’s Funds	10,186,927	9,725,726

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	11,800,237	11,835,254

(The accompanying notes are an integral part of these financial statements)

G
oLogiq, Inc.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	$	$	$	$

Service Revenue	-	334,987	74,489	5,277,379
Cost of Service	-	179,580	40,131	3,287,992
Gross Profit	-	155,407	34,358	1,989,387

Operating Expenses
General and administrative	302,377	511,567	4,574,287	2,312,486
Sales and marketing	-	-	-	5,000
Research and development	-	321,000	69,500	2,386,500
Total Operating Expenses	302,377	832,567	4,643,787	4,703,986

(Loss) from Operations	(302,377)	(677,160)	(4,609,429)	(2,714,599)

Income tax (Corporate tax)	-	-	-	-

Net (Loss) and Comprehensive (Loss)	(302,377)	(677,160)	(4,609,429)	(2,714,599)

Basic and Diluted Net (Loss) per Common Share	(0.002)	(0.019)	(0.044)	(0.083)

Weighted Average Number of Common Shares Outstanding	132,839,434	36,463,337	104,600,743	32,748,824

(The accompanying notes are an integral part of these financial statements)

G
oLogiq, Inc.
Statements of Stockholder’s Equity (Deficit)
(Expressed in U.S. dollars)

	Common Stock		Additional	Share Subscription	Accumulated	Total Stockholders'
	Number of	Amount	Paid-in Capital	Receivable	Deficit	Equity (Deficit)
	Shares	$	$	$	$	$
Balance, December 31, 2022	40,444,083	42,444	34,003,212	(58)	(24,319,872)	9,725,726

Issuance of Shares	76,936,479	76,937	463,515	-	-	540,452

Issuance of Shares for service	7,229,073	7,229	1,807,268	-	-	1,814,497

Net (loss) for the year	-	-	-	-	(1,922,213)	(1,922,213)

Balance, March 31, 2023	124,609,635	126,610	36,273,995	(58)	(26,242,085)	10,158,462

Issuance of Shares	260,521	261	97,702	-	-	97,963

Issuance of Shares for service	9,257,400	9,257	2,314,350	-	-	2,323,607

Net (loss) for the year	-	-	-	-	(2,384,839)	(2,384,839)

Balance, June 30, 2023	134,127,556	136,128	38,686,047	(58)	(28,626,924)	10,195,193

Shares Return	(63,762,046)	(65,762)	280,446	-	-	214,684

Issuance of Shares for service	316,444	316	79,111	-	-	79,427

Net (loss) for the year	-	-	-	-	(302,377)	(302,377)

Balance, September 30, 2023	70,681,954	70,682	39,045,604	(58)	(28,929,301)	10,186,927

	Common Stock		Additional	Share Subscription	Accumulated	Total Stockholders'
	Number of	Amount	Paid-in Capital	Receivable	Deficit	Equity (Deficit)
	Shares	$	$	$	$	$
Balance, December 31, 2021	5,731,000	5,731	17,234	(58)	(65,550)	(42,643)

Issuance of Shares for share exchange	26,350,756	26,351	32,523,344	-	-	32,549,695

Issuance of Shares for service	3,120,000	3,120	(3,120)	-	-	-

Net (loss) for the year	-	-	-	-	(1,390,623)	(1,390,623)

Balance, March 31, 2022	35,201,756	35,202	32,537,458	(58)	(1,456,173)	31,116,429

Issuance of Shares	600,000	600	632,158	-	-	632,758

Issuance of Shares for service	-	-	-	-	-	-

Net (loss) for the year	-	-	-	-	(646,817)	(646,817)

Balance, June 30, 2022	35,801,756	35,802	33,169,616	(58)	(2,102,989)	31,102,370

Issuance of Shares	236,661	237	425,482	-	-	425,719

Cancel Shares	(6)	-	-	-	-	-

Issuance of Shares for service	874,848	874	212,461	-	-	213,335

Net (loss) for the year	-	-	-	-	(677,160)	(677,160)

Balance, September 30, 2022	36,913,259	36,913	33,807,559	(58)	(2,780,149)	31,064,265

(The accompanying notes are an integral part of these financial statements)

G
oLogiq, Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
	$	$

OPERATING ACTIVITIES

Net (Loss) for the Period	(4,609,429)	(2,714,599)

Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	-	(292,051)
Accounts payable and accrued liabilities	(119,342)	66,164
Issuance of shares for service received	5,070,629	1,148,712
Net Cash Provided by (Used in) Operating Activities	341,858	(1,791,774)

FINANCING ACTIVITIES

Due to related party	(376,875)	618,979
Net Cash (Used in) Provided by Financing Activities	(376,875)	618,979

INVESTING ACTIVITIES

Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to GoLogiq	-	1,172,795
Net Movement in Investing Activities	-	1,172,795

Change in Cash	(35,017)	-

Cash, Beginning of Period	35,254	-

Cash, End of Period	237	-

NON-CASH TRANSACTION
Issuance of shares for services received	4,200,729	1,148,712

(The accompanying notes are an integral part of these financial statements)

G
oLogiq, Inc.
Notes to the Financial Statements
For the Nine Months Ended September 30, 2023 and 2022
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

As of September 30, 2023, Logiq controlled, through one of its subsidiaries, approximately 6.37% of the Company’s outstanding shares of common stock and voting power of the Company’s outstanding securities.

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

The Recruiter Amendment amends and replaces Section 1.02 of the Original Agreement such that in exchange for the Company Membership Interests, the Buyer is agreeing to pay the Company total consideration of (1) such number of shares of Buyer Common Stock that represents 19.99% of the number of issued and outstanding shares of the Buyer Common Stock on the Business Day prior to the Closing Date (“Closing Consideration”) and (2) additional payments (each a “Milestone Payment”) (i) If on a date that is six (6) months after the Closing Date, the Revenue for such six-month period is at least and not less than $2,000,000, Buyer will issue to Seller such number of additional shares of Buyer Common Stock  such that Buyer will own, following such issuance, 40.00% of the issued and outstanding shares  of the Buyer Common Stock;  (ii) if on a date that is nine (9) months after the Closing Date, the Revenue for such nine-month period is at least and not less than $4,000,000, Buyer will issue to Seller such number of additional shares of Buyer Common Stock such that Buyer will own, following such issuance, 64.00% of the issued and outstanding shares of the Buyer Common Stock. Such issuance may be made as early as six (6) months after the Closing Date if $4,000,000 in Revenue is reached between six (6) and nine (9) months after the Closing Date; and (iii) if on a date that is twelve (12) months after the Closing Date, Revenue for such twelve-month period is at least and not less than $6,000,000, Buyer will issue to Seller such number of additional shares of Buyer Common Stock such that Buyer will own, following such issuance, 84.00% of the issued and outstanding shares of the Buyer Common Stock. Such issuance may be made as early as six (6) months after the Closing Date if $6,000,000 in Revenue is reached between six (6) and twelve (12) months after the Closing Date.

In addition, Section 1.03 is amended and replaced in its entirety such that will be entitled to an earn-out payment (the “Earn-Out Payment”) payable pursuant to the terms of the Agreement. The Earn-Out Payment will be payable if on a date that is six months after the Closing Date (the “Earn-Out Determination Date”), Buyer’s market capitalization at the close of the trading day (the “Buyer Market Cap”) exceeds $105,000,000 (the “Assumed Market Cap”). The Earn-Out Payment shall be as follows: (i) if the Buyer Market Cap on the Earn-Out Determination Date exceeds the Assumed Market Cap but is less than or equals to $130,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing seventy percent (70%) of the increase in value over the Assumed Market Cap; (ii) if the Buyer Market Cap on the Earn-out Determination Date exceeds $130,000,000 but is less than or equals to $160,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing eighty percent (80%) of the increase in value over the Assumed Market Cap; and (iii) if the Buyer Market Cap on the Earn-out Determination Date exceeds $160,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing ninety percent (90%) of the increase in value over the Assumed Market Cap.

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

As of the date of this Report, the transactio
n
s
 co
ntemp
lated
under the
Share
Pu
rc
hase Agreement and the Recruiter Amendment have not yet
 closed.

Symplefy

On July 26, 2023, GoLogiq, Inc. (the “Company”) en
tere
d into a Share Exchange Agreement (the “Share Exchange Agreement”), with Symplefy, Inc., a Delaware corporation (“Symplefy”) and the shareholders of Symplefy (the “Shareholders”). Pursuant to the Share Exchange Agreement, at the closing thereof (the “Closing”), the Company agreed to exchange the outstanding shares of common stock of Symplefy held by the Shareholders (the “Symplefy Shares”) for an aggregate fifteen million ($15,000,000) equivalent of newly issued shares of the Common Stock of the Company, (the “GoLogiq Stock”)  (such amount of shares, the “Closing Shares”), and (ii) an aggregate of fifteen million ($15,000,000) equivalent of GoLogiq Stock payable pursuant to the terms of the Share Exchange Agreement (the “Earnout Shares” and together with the Closing Shares, the “Merger Consideration”), in each of cases (i) and (ii) priced on the fifteen (15) trading day volume weighted average price ("VWAP") immediately prior to the Closing, and be subject to the terms of distribution as set forth in the Share Exchange Agreement and the resale restrictions as defined therein.

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

As of the date of this
 Repo
rt, the transaction
s
contemplated under the Share Ex
change Agreement have not yet close
d.

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

As GammaRey has been unable to obtain and deliver audited financial statements as contemplated by the parties, which financials statements are necessary for required public disclosures by the Company pursuant to the U.S. federal securities laws, the Company, GammaRey and the GammaRey Shareholders have entered into a Mutual Termination Of Share Exchange Agreement And Plan Of Reorganization And Mutual Release (the “GammaRey Termination Agreement”) whereby the parties mutually elected to abandon the proposed business combination and to terminate the Share Exchange Agreement and cancel the GammaRey Shareholder Shares totaling seventy-six million two hundred forty-seven thousand five hundred (76,247,500) shares that were issued pursuant to the GammaRey Share Exchange Agreement.  As such, the Company, GammaRey and the GammaRey Shareholders executed a Termination Of Share Exchange Agreement And Plan Of Reorganization And Mutual Release (the “GammaRey Termination Agreement”), dated July 19, 2023.  As of the date of this Report, the Company has obtained signatures from the GammaRey Shareholders representing seventy-seven million five hundred thousand (77,500,000) shares; however, there is a court order hold on AD Securities America LLC’s holdings of 1,440,000 shares.  Except for the holdings of AD Securities America LLC, all share
s
have been returned to Treasury and cancelled.

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

On August 20, 2023, the Company elected to terminate the Nest Egg Share Exchange Agreement pursuant to the terms in the agreement.  As of the date of this Report, the transactions contemplated under the Nest Egg Share Exchange Agreement have been terminated.

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

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the nine months ended September 30, 2023, the Company has incurred operating losses of ($4,609,429) and ($2,714,599) from operating losses for the nine months ended September 30, 2022. As at September 30, 2023, the Company has a working capital deficit of $1,613,074 and an accumulated deficit of ($28,929,301). These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn and increased inflation in the United States. The impact on the Company was significant for the nine months ended September 30, 2023 and fiscal 2022, but management continues to monitor the situation as more of the population in the region where we operate is vaccinated and business has begun returning to some normality. In addition, many of our customers are working remotely, which may delay the timing of new business and implementations of our services. If COVID-19 and/or inflation continues to have a substantial impact on our partners, customers, vendors, resellers, or suppliers, our results of operations and overall financial performance could be harmed.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of nine months or less at the time of purchase to be cash equivalents.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.
10

Note 2 – Significant Accounting Policies
 (continued)
As of September 30, 2023 and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Comprehensive Loss

ASC 220, “
Comprehensive Income
” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2023 and 2022, the Company had no items that affected comprehensive loss.
11

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

On July 26, 2022, the Company sold and issued an aggregate of 2,000,000 shares of its newly created Series A Preferred Stock, par value $0.001 per share (“Series A Preferred”), to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share). The Series A Preferred Stock issued to each of such members of management are to a repurchase option, and shall vest as follows: (i) 25% at issuance and (ii) the remaining 75% in equal monthly installments over a period of twelve months from the date of issuance, provided that the relevant holder provides continued service to the Company during such period.  Commensurate with the closing of the Gamma Rey transaction on March 7, 2003, the 2,000,000 shares of t he Series A Preferred Stock, par value $0.001 per share (“Series A Preferred”) were converted by the holders into 6,000,000 shares of Company common stock, and the Series A Preferred was extinguished.

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

12

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

The Company incurred some accounting and legal fees related to the acquisition of the CreateApp assets. The amount attributable to the Company has been included in general and administrative expenses in the accompanying consolidated statement of operations for the quarter ended September 30, 2023.

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

During the three months ended September 30, 2023, a total of 316,444 shares with par value $0.001 per share were issued to various stockholders.

13

Cancellation of Common Stock

During the three months ended September 30, 2023, a total of 63,762,046 shares with par value $0.001 per share were cancelled.

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

During the three months ended September 30, 2023, a total 316,444 shares with par value of $0.001 per share were issued for consultancy services received including shares issued to Directors, Operational Staff, and Legal Consultants.

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

Note 7 – Subsequent Events

The Company has evaluated subsequent events through November 14, 2023, the date on which the accompanying condensed consolidated financial statements were available to be issued, and concluded that, no material subsequent events have occurred since September 30, 2023, that require recognition or disclosure in the consolidated financial statements except as follows:

On October 3, 2023, a total of 9,545,455 shares with par value $0.001 per share were cancelled.
On October 3, 2023, Peter Bordes was issued 2,000,000 shares with par value $0.001 per share.

14

I
tem 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2023, Logiq, through one of its subsidiaries, controlled approximately 3.36% of our issued and outstanding shares of common stock and voting power of our outstanding securities.

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
15

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

Revenue

During the three months ended September 30, 2023, the Company generated $nil from its CreateApp platform, compared to $334,987 for the three months ended September 30, 2022. Revenues have reduced significantly as a result of strategic shift to targeting end users in FY2023 as compared to wholesale bulk distributors in FY2022.

Cost of Service

During the three months ended September 30, 2023, the Company incurred $nil from CreateApp platform operations, compared to $179,580 during the three months ended September 30, 2022.

Gross margin

During the three months ended September 30, 2023, the Company generated gross margin of $nil from its CreateApp platform, compared to $155,407 during the three months ended September 30, 2022.

Operating Expenses

Operating expenses were $302,377 and $832,567 for the three months ended September 30, 2023 and 2022, respectively.

The decrease is mainly due to research and development were $nil and $321,000 for the three months ended September 30, 2023 and 2022, respectively.

Net Loss

Our net loss for the three months ended September 30, 2023 was ($302,377) compared to net loss of ($677,160) during the three months ended September 30, 2022, which decrease is mainly attributable to research and development of $321,000.

Comparison of the nine months ended September 30, 2023 and 2022

Revenue

During the
nine
months ended September 30, 2023, the Company generated $74,489 from its CreateApp platform, compared to $5,277,379 for the nine months ended September 30, 2022. Revenues have reduced significantly as a result of strategic shift to targeting end users in FY2023 as compared to wholesale bulk distributors in FY2022.

Cost of Service

During the nine months ended September 30, 2023, the Company incurred $40,131 from CreateApp platform operations, compared to $3,287,992 during the nine months ended September 30, 2022.

Gross margin

During the nine months ended September 30, 2023, the Company generated gross margin of $34,358 from its CreateApp platform, compared to $1,989,387 during the nine months ended September 30, 2022.

16

Operating Expenses

Operating expenses were $4,643,787 and $4,703,986 for the nine months ended September 30, 2023 and 2022, respectively.

Net Loss

Our net loss for the nine months ended September 30, 2023 was ($4,609,429) compared to net loss of ($2,714,599) during the nine months ended September 30, 2022.

Liquidity and Capital Resources

During the nine months ended September 30, 2023, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2022.

As of September 30, 2023, our total assets were $11,800,237, compared to $11,835,254 in total assets as of December 31, 2022.

Stockholders’ funds were $10,186,926 as of September 30, 2023, compared to stockholders’ deficit of $9,725,726 as of December 31, 2022.

On July 26, 2022, the Company sold and issued an aggregate of 2,000,000 shares of its newly created Series A Preferred stock to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share).
Commensurate with the closing of the Gamma Rey transaction on March 7, 2003, the 2,000,000 shares of t he Series A Preferred Stock, par value $0.001 per share (“Series A Preferred”) were converted by the holders into 6,000,000 shares of Company common stock, and the Series A Preferred was extinguished.
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
17

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

Cash Used in Operating Activities

Operating activities used $341,858 in operations for the nine months ended September 30, 2023, as compared to ($1,791,774) for the nine months ended September 30, 2022. This increase is attributable to net loss from operations of ($4,609,429).

Financing Activities

During the nine months ended September 30, 2023, financing activities net cash used in ($376,875) compared to net cash provided $618,979 for the nine months ended September 30, 2022

Investing Activities

Investing activities provided $nil in cash for the nine months ended September 30, 2023, as compared to $1,172,795 for the nine months ended September 30, 2022. This decrease is a result of the platform of CreateApp had been completed spin off in Q1 2023.

Contractual Obligations and Commitments

We had no material contractual obligations as of September 30, 2023.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We did not participate in transactions that created relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our critical accounting policies and estimates are included in Note of notes to our audited financial statements for the nine months ended September 30, 2023, included elsewhere in this Report.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 of the notes to our financial statements for the nine months ended September 30, 2023, included elsewhere in this Report.

I
tem 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.
18

I
tem 4. Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

Management has determined that, as of September 30, 2023, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm is not required to, and has not, perform formal testing of our internal controls or policies and has not issued an independent opinion as to the quality of our internal controls.
19

P
ART II. OTHER INFORMATION

I
tem 1. Legal Proceedings

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

I
tem 1A. Risk Factors

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

I
tem 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, a total of 76,936,479 shares with par value $0.001 per share were issued to various stockholders.

During the three months ended June 30, 2023, a total of 260,521 shares with par value $0.001 per share were issued to various stockholders.
During the three months ended September 30, 2023, no shares were issued.

I
tem 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the nine-month period ended September 30, 2023.

I
tem 4. Mine Safety Disclosures

Not applicable to our Company.

I
tem 5. Other Information

None.
20

I
tem 6. Exhibits

Exhibit number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

2.1	Stock Purchase Agreement, by and between Recruiter.com Group, Inc. and GoLogiq Inc., dated June 5, 2023.	8-K	6/9/2023
2.2	Form of Amendment to Recruiter GoLogiq Stock Purchase Agreement, dated August 18, 2023.	10-Q	8/21/2023
2.3	Form of Share Exchange Agreement, dated December 31, 2022, by and among GoLogiq Inc., GammaRey Inc.. and shareholders of GammaRey Inc.*	8-K	1/4/2023
2.4	Form of First Amendment to the Share Exchange Agreement, dated March 6, 2023, by and among GoLogiq Inc., GammaRey Inc. and shareholders of GammaRey.	8-K	3/9/23
2.5	Form of Mutual Termination Of Share Exchange Agreement And Plan Of Reorganization And Mutual Release between GoLogiq, Inc. and the shareholders of GammaRey, Inc., dated July 19, 2023.	10-Q	8/21/2023
2.6	Form of Stock Purchase Agreement, by and between GoLogiq Inc., Symplefy, Inc., and the Shareholders of Symplefy, Inc., dated July 26, 2023.	8-K	7/27/23
3.1	Articles of Incorporation of Lovarra, dated January 29, 2018.	S-1/A	8/8/2019
3.2	Amended and Restated Bylaws, dated September 10, 2020.	10-K	4/13/2022
3.3	Certificate of Amendment to Articles of Incorporation of Lovarra, dated January 5, 2022.	8-K	1/27/2022
3.4	First Amendment to the Amended and Restated Bylaws of Lovarra, dated March 15, 2022.	8-K	3/21/2022
3.6	First Amended and Restated Articles of Incorporation, effective as of May 9, 2022.	8-K	5/3/2022
3.7	Second Amended and Restated Bylaws, effective as of May 9, 2022.	8-K	5/3/2022
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)
21

S
IGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2023

GoLogiq, Inc.

By:	/s/ Granger Whitelaw
Granger Whitelaw
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stephen Jones
Stephen Jones
Chief Financial Officer
(Principal Financial Officer)
22