Form 10-Q/A
period 2022-03-31
GoLogiq, Inc.
filed 2024-04-30
CIK 1746278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

GoLogiq, Inc. (formerly known as Lovarra) (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 20, 2022 (the “Original Form 10-Q”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on February 9, 2024, the Company is restating its previously issued unaudited interim financial statements as of and for the three months ended March 31, 2022 and audited financial statements for the fiscal year ended December 31, 2021.
On January 27, 2022, the Company (then named Lovarra) acquired the AppLogiq/Createapp business from Logiq, Inc. (“Logiq”) and accounted for it as a business combination.
Subsequent to the filing of the Original Form 10-Q, the Company determined that it had improperly treated the reverse acquisition of the CreateApp business and not properly valued the intangible assets associated with the transaction, previously reported on Form 8-K/A as filed with the SEC on April 12, 2022.

1. Restatement of Financial Statements:

On November 21, 2023, the Staff of the U.S. Securities and Exchange Commission released a statement highlighting that the accounting acquiree (Lovarra) was a nonoperating public shell corporation at the time of the transaction and did not meet the definition of a business. Therefore, this transaction cannot be considered a business combination.

The merger of a private operating entity into a nonoperating public shell corporation with nominal net assets typically results in (1) the owners of the private entity gaining control over the combined entity after the transaction, and (2) the shareholders of the former public shell corporation continuing only as passive investors. This transaction is usually not considered a business combination because the accounting acquiree (Lovarra), the nonoperating public shell corporation, does not meet the definition of a business under ASC 805.

Instead, this type of transaction is considered to be a capital transaction of the legal acquiree  and is equivalent to the issuance of shares by the private entity for the net monetary assets of the public shell corporation (Lovarra) accompanied by a recapitalization.  Any excess of the fair value of the shares issued by the private entity over the value of the net monetary assets of the public shell corporation (Lovarra) is recognized as a reduction to equity. Based upon the above analysis, the company is restating the transaction accordingly in its interim financial statements as of and for the three months ended March 31, 2022 and audited financial statements for the fiscal year ended December 31, 2021.

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-Q. Upon further evaluation, the Company determined that prior quarter adjustments were necessary. The Company acquired substantially all the CreateApp assets from Logiq in exchange for 26,350,756 of the Company’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business, on the acquisition date, goodwill of $7,500,000 and intangible assets of $24,000,000 were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023
. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on December 31, 2022.

3. Re-audit:

In connection with the restatement of the financial statements and the change in accounting treatment described above, the Company continues to engaged current auditor Centurion ZD CPA & Co. to conduct a re-audit of the affected year ended financial statements. The re-audit was performed in accordance with U.S. GAAP.

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal quarter ended March 31, 2022 restatements described below. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

This Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1, “Unaudited Consolidated Condensed Financial Statement,” and
Part II, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

In accordance with applicable SEC rules, this Form 10-Q/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

Refer to Note 2,
Summary of Significant Accounting Policies
,
Restatement of Previously Issued Consolidated Financial Statements
 of the Notes to Consolidated Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of the restatement of the Company’s consolidated financial statements.

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

GoLogiq, Inc.
Balance Sheets
Restated
(Expressed in U.S. dollars)

	March 31, 2022 $	December 31, 2021 $
LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Due to a related party	1,433,266	-

Total Liabilities	1,433,266	-

Stockholder’s Funds (Deficit)

Common stock
Authorized: 140,000,000 shares of common stock, $0.001 par value 35,201,756 as of March 31, 2022 and 26,350,756 for share exchange acquired all the CreateApp assets from Logiq Inc. as of December 31, 2021, respectively	35,202	26,351
Additional paid-in capital	3,348,834	3,400,270
Share subscriptions receivable	(58)	-
Deficit	(4,817,244)	(3,426,621)

Total Stockholder’s Funds (Deficit)	(1,433,266)	-

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	-	-

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss
Restated
(Expressed in U.S. dollars)

	Three months ended March 31, 2022 $	Three months ended March 31, 2021 $

Service Revenue	3,309,017	2,441,128
Cost of Service	2,235,341	1,706,165
Gross Profit	1,073,676	734,963

Operating Expenses
General and administrative	1,368,799	257,645
Sales and Marketing	5,000	69,750
Research and development	1,090,500	925,000
Total Operating Expenses	2,464,299	1,252,395

Net (Loss) and Comprehensive (Loss)	(1,390,623)	(517,432)

Basic and Diluted Net (Loss) per Common Share	(0.052)	(0.090)

Weighted Average Number of Common Shares Outstanding	26,637,863	5,731,000

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Stockholder’s Equity (Deficit)
Restated
(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’ Equity
	Number of Shares	Amount $	Capital $	Receivable $	Deficit $	(Deficit) $
Balance, December 31, 2021	26,350,756	26,351	3,400,270	-	(3,426,621)	-

Issuance of Shares for share exchange	5,731,000	5,731	(48,316)	(58)	-	(42,643)

Issuance of Shares for services	3,120,000	3,120	(3,120)	-	-	-

Net (loss) for the year	-	-	-	-	(1,390,623)	(1,390,623)

Balance, March 31, 2022	35,201,756	35,202	3,348,834	(58)	(4,817,244)	(1,433,266)

	Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’ Equity
	Number of Shares	Amount $	Capital $	Receivable $	Deficit $	(Deficit) $
Balance, December 31, 2020	26,350,756	26,351	3,400,270	-	-	3,426,621

Net (loss) for the year	-	-	-	-	(517,432)	(517,432)

Balance, March 31, 2021	26,350,756	26,351	3,400,270	-	(517,432)	2,909,189

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Cash Flows
Restated
(Expressed in U.S. dollars)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
	$	$

OPERATING ACTIVITIES

Net (Loss) for the Period	(1,390,623)	(517,432)

Changes in Operating Assets and Liabilities:
Issuance of shares for service received	780,000	-
Net Cash (Used) in Operating Activities	(610,623)	(517,432)

FINANCING ACTIVITIES

Due to related party	1,433,266	(1,467,062)
Net Cash Provided by (Used in) Financing Activities	1,433,266	(1,467,062)

INVESTING ACTIVITIES

Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	(822,643)	-
Net Movement in Investing Activities	(822,643)	-

Change in Cash	-	(1,984,494)

Cash, Beginning of Year	-	1,984,494

Cash, End of Period	-	-

NON-CASH TRANSACTION
Issuance of shares for services received	780,000	-

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

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the three months ended March 31, 2022, the Company had service revenues of CreateApp with amount of $3,309,017 and had negative cash flows from operating activities.  As of March 31, 2022, the Company had an accumulated deficit of $4,817,244. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its Consolidated Balance Sheets as of March 31, 2022, Consolidated Statements of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows and its Notes to the Consolidated Financial Statements of the three months ended March 31, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 20, 2022 (the “Original Form 10-Q”). These consolidated financial statements have been restated to reflect reverse acquisition with would not have resulted in the recognition of goodwill and intangible assets.

1. Restatement of Financial Statements:

On November 21, 2023, the Staff of the U.S. Securities and Exchange Commission released a statement highlighting the accounting acquiree (Lovarra) is a nonoperating public shell corporation and does not meet the definition of a business, this transaction cannot be considered a business combination. Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, the company will restate the transaction accordingly. In light of the SEC Staff Statement, the Company is restating its financial statements as of and for the three months ended March 31, 2022 and December 31, 2021.

The reason for the Company restatement of the acquisition of AppLogiq/CreateApp by Lovarra from that of a reverse merger to that of a capital transaction is that Lovarra does not meet the definition of a business under ASC 805.  Under ASC 805, a business consists of inputs and processes applied to those inputs that have the ability to create outputs.  Although businesses usually have outputs, outputs are not required for an integrated set to qualify as a business.  In the context of Lovarra and its previous SEC filings, Lovarra was disclosed as a going concern risk and was not producing any outputs nor generating business revenue and, therefore, does not meet the definition of a business. So in this situation, the merger of Gologiq (a private operating entity) into Lovarra (a nonoperating public shell corporation with nominal net assets) resulted in the owners of Gologiq (the private entity) gaining control over the combined entity after the transaction, and the shareholders of Lovarra (the former public shell corporation) continuing only as passive investors. Because the accounting acquiree (Lovarra) is a nonoperating public shell corporation and does not meet the definition of a business, this transaction cannot be considered a business combination. Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, the company will restate the transaction accordingly.

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-Q. Upon further evaluation, the Company determined that prior year adjustments were necessary. The Company acquired substantially all the CreateApp assets from Logiq in exchange for 26,350,756 of the Company’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business, on the acquisition date, goodwill of $7,500,000 and intangible assets of $24,000,000 were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on December 31, 2022.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of March 31, 2022. The previously reported amounts reflect those included in the Original Filing of our Quarterly Report on Form 10-Q as of and for the months ended March 31, 2022 filed with the SEC on May 20, 2022. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the Company is the accounting acquirer in the CreateApp business acquisition and the transactions was a reverse acquisition which would not have resulted in the recognition of goodwill and intangible assets.

GoLogiq, Inc.
Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2022			December 31, 2021
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

ASSETS

Current Assets
Cash and cash equivalents	-	-	-	-	-	-
Intangible assets, net	24,000,000	(24,000,000)	-	-	-	-
Goodwill	7,500,000	(7,500,000)	-	-	-	-
Prepaid expenses and deposits	221,151	(221,151)	-	350	(350)	-

TOTAL ASSETS	31,721,151	(31,721,151)	-	350	(350)	-

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	34,500	(34,500)	-	20,500	(20,500)	-
Due to a related party	570,222	863,044	1,433,266	22,493	(22,493)	-

Total Liabilities	604,722	828,544	1,433,266	42,993	(42,993)	-

Stockholder’s Funds (Deficit)

Common stock
Authorized: 140,000,000 shares of common stock, $0.001 par value 35,201,756 and 5,731,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	35,202	-	35,202	5,731	(5,731)	-
Share exchange acquired all the CreateApp assets from Logiq for 26,350,756 shares	-	-	-	-	26,351	26,351
Additional paid-in capital	32,537,458	(29,188,624)	3,348,834	17,234	3,383,036	3,400,270
Share subscriptions receivable	(58)	-	(58)	(58)	58	-
Deficit	(1,456,173)	(3,361,071)	(4,817,244)	(65,550)	(3,361,071)	(3,426,621)

Total Stockholder’s Funds (Deficit)	31,116,429	(32,549,695)	(1,433,266)	(42,643)	42,643	-

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	31,721,151	(31,721,151)	-	350	(350)	-

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Three months ended March 31, 2021
	As Filed	Restatement Adjustment	Restated

Service Revenue	-	2,441,128	2,441,128
Cost of Service	-	1,706,165	1,706,165
Gross Profit	-	734,963	734,963

Operating Expenses
General and administrative	5,220	252,425	257,645
Sales and marketing	-	69,750	69,750
Research and development	-	925,000	925,000
Total Operating Expenses	5,220	1,247,175	1,252,395

Net (Loss) and Comprehensive (Loss)	(5,220)	(512,212)	(517,432)

Basic and Diluted Net (Loss) per Common Share	(0.001)	-	(0.090)

Weighted Average Number of Common Shares Outstanding	5,731,000	-	5,731,000

GoLogiq, Inc.
Statement of Cash Flows
(Expressed in U.S. dollars)

	Three months ended March 31, 2022			Three months ended March 31, 2021
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

OPERATING ACTIVITIES

Net (Loss) for the Period	(1,390,623)	-	(1,390,623)	(5,220)	(512,212)	(517,432)
Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	(220,801)	220,801	-	70	(70)	-
Accounts payable and accrued liabilities	14,000	(14,000)	-	4,500	(4,500)	-
Issuance of shares for service received	780,000	-	780,000	-	-	-
Net Cash (Used in) Operating Activities	(817,424)	206,801	(610,623)	(650)	(516,782)	(517,432)

FINANCING ACTIVITIES
Due to related party	547,729	885,537	1,433,266	650	(1,467,712)	(1,467,062)
Net Cash Provided by (Used in) Financing Activities	547,729	885,537	1,433,266	650	(1,467,712)	(1,467,062)

INVESTING ACTIVITIES
Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	269,695	(1,092,338)	(822,643)	-	-	-
Net Movement in Investing Activities	269,695	(1,092,338)	(822,643)	-	-	-

Change in Cash	-	-	-	-	(1,984,494)	(1,984,494)

Cash, Beginning of Year	-	-	-	4,677	1,979,817	1,984,494

Cash, End of Period	-	-	-	4,677	(4,677)	-

NON-CASH TRANSACTION
Issuance of shares for services received	780,000	-	780,000	-	-	-

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

Note 4 – Bank Account Arrangement

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

Note 6 – Subsequent Events

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

The Recruiter Amendment amends and replaces Section 1.02 of the Original Agreement such that in exchange for the Company Membership Interests, the Buyer is agreeing to pay the Company total consideration of (1) such number of shares of Buyer Common Stock that represents
19.99
% of the number of issued and outstanding shares of the Buyer Common Stock on the Business Day prior to the Closing Date (“Closing Consideration”)
 and (2) additional payments (each a “Milestone Payment”) (i) If on a date that is six (6) months after the Closing Date, the Revenue for such six-month period is at least and not less than $
2,000,000
, Buyer will issue to Seller such number of additional shares of Buyer Common Stock  such that Buyer will own, following such issuance, 40.00% of the issued and outstanding shares  of the Buyer Common Stock;  (ii) if on a date that is nine (9) months after the Closing Date, the Revenue for such nine-month period is at least and not less than $4,000,000, Buyer will issue to Seller such number of additional shares of Buyer Common Stock such that Buyer will own, following such issuance, 64.00% of the issued and outstanding shares of the Buyer Common Stock. Such issuance may be made as early as six (6) months after the Closing Date if $4,000,000 in Revenue is reached between six (6) and nine (9) months after the Closing Date; and (iii) if on a date that is twelve (12) months after the Closing Date, Revenue for such twelve-month period is at least and not less than $6,000,000, Buyer will issue to Seller such number of additional shares of Buyer Common Stock such that Buyer will own, following such issuance, 84.00% of the issued and outstanding shares of the Buyer Common Stock. Such issuance may be made as early as six (6) months after the Closing Date if $6,000,000 in Revenue is reached between six (6) and twelve (12) months after the Closing Date.

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
five million four hundred ninety
-
seven thousand five hundred (75,497,500) shares and is currently obtaining the requisite personal information and stock powers required to return all previously issued
Seventy-six million two hundred forty-seven thousand five hundred (76,247,500) shares to Treasury for cancellation.

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

Stock Based Compensation

Subsequent to June 30, 2023 and the date of this Report, a total 16,444 shares with par value of $0.001per share were issued for consultancy services received including shares issued to Directors, Operational Staff, and Legal Consultants.

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

F. Hunter Gaylor – Departure as Presidnet and Chief Operating Office

Effective December 8, 2023, Hunter Gaylor submitted his resignation and will no longer serve as President and Chief Operating Officer of GoLogiq, Inc., a Nevada corporation (the “Company”).  The roles of President and Chief Operating Officer shall remain vacant until such time as the Board of Directors appoints replacements to fill those aforementioned roles.  Granger Whitelaw will continue in his role as Chief Executive Officer.

Mr. Gaylor’s departure was not the result of any dispute or disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and operating results should be read in conjunction with our consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This document contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact contained in this document and the materials accompanying this document are forward-looking statements. The forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Frequently, but not always, forward-looking statements are identified by the use of the future tense and by words such as “believes,” expects,” “anticipates,” “intends,” “will,” “may,” “could,” “would,” “projects,” “continues,” “estimates” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results could differ materially from those indicated by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by the forward-looking statements. The forward-looking statements contained or incorporated by reference in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These statements include declarations regarding our plans, intentions, beliefs, or current expectations. Among the important factors that could cause actual results to differ materially from those indicated by forward-looking statements are the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”), and elsewhere in this document and in our other filings with the SEC. Forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements included in this document are made as of the date of this document and we do not undertake any obligation to update forward-looking statements to reflect new information, subsequent events, or otherwise

The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months period ended March 31, 2022 is that of GoLogiq including CreateApp as the CreateApp Acquisition was consummated on January 27, 2022. The comparative financial information for the three months period ended March 31, 2021 and year ended December 31, 2021 included in this Report, unless otherwise indicated or as the context otherwise requires, is that of GoLogiq prior to its acquisition of the CreateApp business segment from Logiq.

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

Comparison of the three months ended March 31, 2022 and 2021

Revenue

During the three months ended March 31, 2022, the Company generated $3,309,017 from its CreateApp platform, compare to $2,441,128 for the three months ended March 31, 2021.

Cost of Service

During the three months ended March 31, 2022, the Company incurred $2,235,341 from CreateApp platform operations, compared to $1,706,165 during the three months ended March 31, 2021.

Gross P
rofit

During the three months ended March 31, 2022, the Company generated gross margin of $1,073,676 from its CreateApp platform, compared to $734,963 during the three months ended March 31, 2021.

Operating Expenses

Operating expenses were $2,464,299 and $1,252,395 for the three months ended March 31, 2022 and 2021, respectively.

The increase is mainly due to stock compensation of $780,000 and $nil for the three months ended March 31, 2022 and 2021, respectively.

Upon consummation of the CreateApp Acquisition in January 2022, the operating expenses of $1,343,371 were reallocated to the Company on the basis of the carve out operations of CreateApp on a going forward basis.

Net Loss

Our net loss for the three months ended March 31, 2022 was $(1,390,623), compared to net loss of $(517,432) during the three months ended March 31, 2021, which increase is mainly attributable to the operations of CreateApp.

Liquidity and Capital Resources

During the three months period ended March 31, 2022, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2021.

Stockholders’ deficit was $(1,433,266) as of March 31, 2022, compared to stockholders’ deficit of $nil as of December 31, 2021.

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

Cash Used in Operating Activities

Operating activities used in $(610,623) in operations for the three months ended March 31, 2022, as compared to $(517,432) in for the three months ended March 31, 2021.

Financing Activities

During the three months ended March 31, 2022, financing activities net cash provided by $1,433,266 compared to net cash used in $(1,467,062) for the three months ended March 31, 2021.

Investing Activities

Investing activities used in $(822,643) in cash for the three months ended March 31, 2022, as compared to $nil in for the three months ended March 31, 2021. This increase is a result of arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq to the Company.

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

Date: April 30, 2024

GoLogiq, Inc.

By:	/s/ Granger Whitelaw
Granger Whitelaw
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stephen Jones
Stephen Jones
Chief Financial Officer
(Principal Financial Officer)

