Form 10-Q/A
period 2022-06-30
GoLogiq, Inc.
filed 2024-04-30
CIK 1746278

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

EXPLANATORY NOTE

GoLogiq, Inc. (formerly known as Lovarra) (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 15, 2022 (the “Original Form 10-Q”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on February 9, 2024, the Company is restating its previously issued unaudited interim financial statements as of and for the six months ended June 30, 2022 and audited financial statements for the fiscal year ended December 31, 2021.
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

The merger of a private operating entity into a nonoperating public shell corporation with nominal net assets typically results in (1) the owners of the private entity gaining control over the combined entity after the transaction, and (2) the shareholders of the former public shell corporation continuing only as passive investors. This transaction is usually not considered a business combination because th
e
accounting acquiree (Lovarra), the nonoperating public shell corporation, does not meet the definition of a business under ASC 805.

Instead, this type of transaction is considered to be a capital transaction of the legal acquiree  and is equivalent to the issuance of shares by the private entity for the net monetary assets of the public shell corporation (Lovarra) accompanied by a recapitalization.  Any excess of the fair value of the shares issued by the private entity over the value of the net monetary assets of the public shell corporation (Lovarra) is recognized as a reduction to equity. Based upon the above analysis, the company is restating the transaction accordingly in its interim financial statements as of and for the six months ended June 30, 2022 and audited financial statements for the fiscal year ended December 31, 2021.

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

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal quarter ended June 30, 2022 restatements described below. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

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

GoLogiq, Inc.
Balance Sheets
Restated
(Expressed in U.S. dollars)

	June 30, 2022	December 31, 2021
	($)	($)
LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Due to a related party	1,447,324	-

Total Liabilities	1,447,324	-

STOCKHOLDER’S FUNDS (DEFICIT)

Common Stock Authorized: 200,000,000 shares of common stock, $0.001 par value; 35,801,756 as of June 30, 2022 and 526,350,756 for share exchange acquired all the CreateApp assets from Logiq Inc. as of December 31, 2021, respectively	35,802	26,351
Additional paid-in capital	3,980,992	3,400,270
Share subscriptions receivable	(58)	-
Deficit	(5,464,060)	(3,426,621)

Total Stockholder’s Funds (Deficit)	(1,447,324)	-

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	-	-

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.

Statements of Operations and Comprehensive Loss
Restated

(Expressed in U.S. dollars)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	($)	($)	($)	($)

Service Revenue	1,633,375	2,843,685	4,942,392	5,284,813
Cost of Service	873,072	1,942,994	3,108,413	3,649,159
Gross Profit	760,303	900,691	1,833,979	1,635,654

Operating Expenses
General and administrative	432,120 0	257,143	1,800,919	514,788
Sales and Marketing	-	-	5,000	69,750
Research and development	975,000	1,267,500	2,065,500	2,192,500
Total Operating Expenses	1,407,120	1,524,643	3,871,419	2,777,038

Net (Loss) and Comprehensive (Loss)	(646,817)	(623,952)	(2,037,440)	(1,141,384)

Basic and Diluted Net (Loss) per Common Share	(0.018)	(0.109)	(0.065)	(0.199)

Weighted Average Number of Common Shares Outstanding	35,706,152	5,731,000	31,197,058	5,731,000

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.

Statements of Cash Flows
Restated

(Expressed in U.S. dollars)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
	($)	($)

OPERATING ACTIVITIES
Net (Loss) for the Period	(2,037,440)	(1,141,384)

Changes in Operating Assets and Liabilities:
Issuance of shares for service received	936,250	-
Net Cash (Used in) Operating Activities	(1,101,190)	(1,141,384)

FINANCING ACTIVITES

Due to related party	1,447,324	(843,110)
Net Cash provided by (Used in) Financing Activities	1,447,324	(843,110)

INVESTING ACTIVITIES

Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	(346,134)	-
Net Cash (Used in) Investing Activities	(346,134)	-

Change in Cash	-	(1,984,494)

Cash, Beginning of Year	-	1,984,494

Cash, End of Period	-	-

NON-CASH TRANSACTION
Issuance of shares for services received	936,250	-

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Stockholder’s Equity (Deficit)
Restated
(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders’ Equity
	Number of	Amount	Capital	Receivable	Deficit	(Deficit)
	Shares	($)	($)	($)	($)	($)
Balance, December 31, 2021	26,350,756	26,351	3,400,270	-	(3,426,621)	-

Issuance of Shares for share exchange	5,731,000	5,731	(48,316)	(58)	-	(42,643)

Issuance of Shares for services	3,120,000	3,120	(3,120)	-	-	-

Net (loss) for the period	-	-	-	-	(1,390,623)	(1,390,623)

Balance, March 31, 2022	35,201,756	35,202	3,348,834	(58)	(4,817,244)	(1,433,266)

Issuance of Shares	600,000	600	632,158	-	-	632,758

Net (loss) for the period	-	-	-	-	(646,817)	(646,817)

Balance, June 30, 2022	35,801,756	35,802	3,980,992	(58)	(5,464,060)	(1,447,324)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Number of	Amount	Capital	Deficit	(Deficit)
	Shares	$	$	$	$
Balance, December 31, 2020	26,350,756	26,351	3,400,270	-	3,426,621

Net (loss) for the period	-	-	-	(517,432)	(517,432)

Balance, March 31, 2021	26,350,756	26,351	3,400,270	(517,432)	2,909,189

Net (loss) for the period	-	-	-	(623,952)	(623,952)

Balance, June 30, 2021	26,350,756	26,351	3,400,270	(1,141,384)	2,285,237

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

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the six months ended June 30, 2022, the Company had service revenues of CreateApp in the amount of $4,942,392 and had negative cash flows from operating activities.  As of June 30, 2022, the Company had an accumulated deficit of $5,464,060. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its Consolidated Balance Sheets as of June 30, 2022, Consolidated Statements of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows and its Notes to the Consolidated Financial Statements of the six months ended June 30, 2022, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 15, 2022 (the “Original Form 10-Q”). These consolidated financial statements have been restated to reflect reverse acquisition with would not have resulted in the recognition of goodwill and intangible assets.

1. Restatement of Financial Statements:

On November 21, 2023, the Staff of the U.S. Securities and Exchange Commission released a statement highlighting the accounting acquiree (Lovarra) is a nonoperating public shell corporation and does not meet the definition of a business, this transaction cannot be considered a business combination. Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, the company will restate the transaction accordingly. In light of the SEC Staff Statement, the Company is restating its financial statements as of and for the six months ended June 30, 2022 and December 31, 2021.

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

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of June 30, 2022. The previously reported amounts reflect those included in the Original Filing of our Quarterly Report on Form 10-Q as of and for the months ended June 30, 2022 filed with the SEC on August 15, 2022. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the Company is the accounting acquirer in the CreateApp business acquisition and the transactions was a reverse acquisition which would not have resulted in the recognition of goodwill and intangible assets.

GoLogiq, Inc.
Balance Sheets
(Expressed in U.S. dollars)

	June 30, 2022			December 31, 2021
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

ASSETS

Current Assets
Cash and cash equivalents	-	-	-	-	-	-
Intangible assets, net	24,000,000	(24,000,000)	-	-	-	-
Goodwill	7,500,000	(7,500,000)	-	-	-	-
Prepaid expenses and deposits	272,151	(272,151)	-	350	(350)	-

TOTAL ASSETS	31,772,151	(31,772,151)	-	350	(350)	-

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	48,560	(48,560)	-	20,500	(20,500)	-
Due to a related party	621,221	826,103	1,447,324	22,493	(22,493)	-

Total Liabilities	669,781	777,543	1,447,324	42,993	(42,993)	-

Stockholder’s Funds (Deficit)s

Common stock
Authorized: 200,000,000 shares of common stock, $0.001 par value 35,801,756 and 5,731,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	35,802	-	35,802	5,731	(5,731)	-
Share exchange acquired all the CreateApp assets from Logiq for 26,350,756 shares	-	-	-	-	26,351	26,351
Additional paid-in capital	33,169,615	(29,188,622)	3,980,992	17,234	3,383,036	3,400,270
Share subscriptions receivable	(58)	-	(58)	(58)	58	-
Deficit	(2,102,989)	(3,361,072)	(5,464,060)	(65,550)	(3,361,071)	(3,426,621)

Total Stockholder ’ s Funds (Deficit)	31,102,370	(32,549,694)	(1,447,324)	(42,643)	42,643	-

TOTAL LIABILITIES AND STOCKHOLDER ’ S FUNDS	31,772,151	(31,772,151)	-	350	(350)	-

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Three months ended June 30, 2021			Six months ended June 30, 2021
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

Service Revenue	-	2,843,685	2,843,685	-	5,284,813	5,284,813
Cost of Service	-	1,942,994	1,942,994	-	3,649,159	3,649,159
Gross Profit	-	900,691	900,691	-	1,635,654	1,635,654

Operating Expenses
General and administrative	1,795	255,348	257,143	7,015	507,773	514,788
Sales and marketing	-	-	-	-	69,750	69,750
Research and development	-	1,267,500	1,267,500	-	2,192,500	2,192,500
Total Operating Expenses	1,795	1,522,848	1,524,643	7,015	2,770,023	2,777,038

Net (Loss) and Comprehensive (Loss)	(1,795)	(622,157)	(623,952)	(7,015)	(1,134,369)	(1,141,384)

Basic and Diluted Net (Loss) per Common Share	(0.000)	-	(0.109)	(0.001)	-	(0.199)

Weighted Average Number of Common Shares Outstanding	5,731,000	-	5,731,000	5,731,000	-	5,731,000

GoLogiq, Inc.
Statement of Cash Flows
(Expressed in U.S. dollars)

	Six months ended June 30, 2022			Six months ended June 30, 2021
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

OPERATING ACTIVITIES

Net (Loss) for the Period	(2,037,440)	-	(2,037,440)	(7,015)	(1,134,369)	(1,141,384)
Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	(271,801)	271,801	-	70	(70)	-
Accounts payable and accrued liabilities	28,060	(28,060)	-	1,618	(1,618)	-
Issuance of shares for service received	936,250	-	936,250	-	-	-
Net Cash (Used in) Operating Activities	(1,344,931)	243,741	(1,101,190)	(5,327)	(1,136,057)	(1,141,384)

FINANCING ACTIVITIES
Due to related party	598,729	845,595	1,447,324	650	(843,760)	(843,110)
Net Cash Provided by (Used in) Financing Activities	598,729	845,595	1,447,324	650	(843,760)	(843,110)

INVESTING ACTIVITIES
Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	746,202	(1,092,336)	(346,134)	-	-	-
Net Movement in Investing Activities	746,202	(1,092,336)	(346,134)	-	-	-

Change in Cash	-	-	-	(4,677)	(1,979,817)	(1,984,494)

Cash, Beginning of Year	-	-	-	4,677	1,979,817	1,984,494

Cash, End of Period	-	-	-	-	-	-

NON-CASH TRANSACTION
Issuance of shares for services received	936,250	-	936,250	-	-	-

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “
Income Taxes
”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

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

Note 6 – Subsequent Events

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

Note 6 – Subsequent Events
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

Conversion
- Each share of Series A Preferred is convertible, at the option of the holder, at any time and from time to time commencing on the eighteenth (18 th
) anniversary of July 26, 2022 (such period, the “Holding Period”), into one (1) share of Company common stock (the “Conversion Ratio”), subject to certain adjustments. In the event of a Liquidation Event (as defined in the COD), such optional conversion right will terminate at the close of business on the last full day preceding the date fixed for payment or distribution in connection therewith.

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

Conversion
- Each share of Series A Preferred is convertible, at the option of the holder, at any time and from time to time commencing on the eighteenth (18 th
) anniversary of July 26, 2022 (such period, the “Holding Period”), into one (1) share of Company common stock (the “Conversion Ratio”), subject to certain adjustments. In the event of a Liquidation Event (as defined in the COD), such optional conversion right will terminate at the close of business on the last full day preceding the date fixed for payment or distribution in connection therewith.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

Revenue

During the three months ended June 30, 2022, the Company generated $1,633,375 of revenue from its CreateApp platform, compare to $2,843,685 for the three months ended June 30, 2021.

Cost of Service

During the three months ended June 30, 2022, the Company incurred $873,072 from CreateApp platform operations, compared to $1,942,994 during the three months ended June 30, 2021.

Gross Profit

During the three months ended June 30, 2022, the Company generated gross margin of $760,303 from its CreateApp platform, compared to $900,691 during the three months ended June 30, 2021.

Operating Expenses

Operating expenses were $1,407,12
0
and $1,524,643 for the three months ended June 30, 2022 and 2021, respectively.
Net Loss

Our net loss for the three months ended June 30, 2022 was $(646,817), compared to net loss of $(623,952) during the three months ended June 30, 2021, which increase is mainly attributable to the operations of CreateApp.

Comparison of the six months ended June 30, 2022 and 2021

Revenue

During the six months ended June 30, 2022, the Company generated $4,942,392 of revenue from its CreateApp platform, compare to $5,284,813 for the six months ended June 30, 2021.

Cost of Service

During the six months ended June 30, 2022, the Company incurred $3,108,413 from CreateApp platform operations, compared to $3,649,159 during the six months ended June 30, 2021.

Gross margin

During the six months ended June 30, 2022, the Company generated gross margin of $1,833,979 from its CreateApp platform, compared to $1,635,654 during the six months ended June 30, 2021.

Operating Expenses

Operating expenses were $3,871,419 and $2,777,038 for the six months ended June 30, 2022 and 2021, respectively.
Net Loss

Our net loss for the six months ended June 30, 2022 was $(2,037,440), compared to net loss of $(1,141,384) during the six months ended June 30, 2021, which increase is mainly attributable to the operations of CreateApp.

Liquidity and Capital Resources

During the six-month period ended June 30, 2022, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2021.
Stockholders’ deficit were $(1,447,324) as of June 30, 2022, compared to stockholders’ deficit of $nil as of December 31, 2021.

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

Cash Used in Operating Activities

Operating activities used $(1,101,190) in operations for the six months ended June 30, 2022, as compared to $(1,141,384) in for the six months ended June 30, 2021.

Financing Activities

During the six months ended June 30, 2022, financing activities net cash provided by $1,447,324 compared to net cash used in $(843,110) for the six months ended June 30, 2021.
Investing Activities

Investing activities used in $(346,134) in cash for the six months ended June 30, 2022, as compared to $nil in for the six months ended June 30, 2021. This increase is a result of amounts arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq to the Company.

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

