Form 10-Q/A
period 2022-09-30
GoLogiq, Inc.
filed 2024-04-30
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
(Amendment No.1)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-231286

GoLogiq, Inc.
(Exact name of registrant as specified in its charter)

Nevada	35-2618297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Victoria Steet Bugis Junction #15-01/08, Singapore 188024	+65 9366 2322
(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

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

EXPLANATORY NOTE

GoLogiq, Inc. (formerly known as Lovarra) (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Form 10-Q”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on February 9, 2024, the Company is restating its previously issued unaudited interim financial statements as of and for the nine months ended September 30, 2022 and audited financial statements for the fiscal year ended December 31, 2021.
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

Instead, this type of transaction is considered to be a capital transaction of the legal acquiree  and is equivalent to the issuance of shares by the private entity for the net monetary assets of the public shell corporation (Lovarra) accompanied by a recapitalization.  Any excess of the fair value of the shares issued by the private entity over the value of the net monetary assets of the public shell corporation (Lovarra) is recognized as a reduction to equity. Based upon the above analysis, the company is restating the transaction accordingly in its interim financial statements as of and for the nine months ended September 30, 2022 and audited financial statements for the fiscal year ended December 31, 2021.

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

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal quarter ended September 30, 2022 restatements described below. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

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

GoLogiq, Inc.
Balance Sheets
Restated
(Expressed in U.S. dollars)

	September 30, 2022	December 31, 2021
	$	$

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Due to related parties	1,485,430	-

Total Liabilities	1,485,430	-

Stockholder’s Funds (Deficit)

Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 36,913,259 as of September 30, 2022 and 26,350,756 for share exchange acquired all the CreateApp assets from Logiq Inc. as of December 31, 2021, respectively	36,913	26,351
Additional paid-in capital	4,618,935	3,400,270
Share subscriptions receivable	(58)	-
Deficit	(6,141,220)	(3,426,621)

Total Stockholder’s Deficit	(1,485,430)	-

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	-	-

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.

Statements of Operations and Comprehensive Loss
Restated

(Expressed in U.S. dollars)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	($)	($)	($)	($)

Service Revenue	334,987	2,849,539	5,277,379	8,134,352
Cost of Service	179,580	1,945,854	3,287,992	5,595,014
Gross Profit	155,407	903,685	1,989,387	2,539,338

Operating Expenses
General and administrative	511,567	326,105	2,312,486	840,892
Sales and Marketing	-	52,550	5,000	122,300
Research and development	321,000	1,257,220	2,386,500	3,449,720
Total Operating Expenses	832,567	1,635,875	4,703,986	4,412,912

Net (Loss) and Comprehensive (Loss)	(677,160)	(732,190)	(2,714,599)	(1,873,574)

Basic and Diluted Net (Loss) per Common Share	(0.019)	(0.128)	(0.083)	(0.327)

Weighted Average Number of Common Shares Outstanding	36,463,337	5,731,000	32,748,824	5,731,000

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.

Statements of Cash Flows
Restated

(Expressed in U.S. dollars)

	Nine months ended	Nine months ended
	September 30, 2022 ($)	September 30, 2021 ($)

OPERATING ACTIVITIES

Net (Loss) for the Period	(2,714,599)	(1,873,574)

Changes in Operating Assets and Liabilities:
Issuance of shares for service received	1,148,712	-
Net Cash (Used in) Operating Activities	(1,565,887)	(1,873,574)

FINANCING ACTIVITES

Due to related party	1,485,430	(110,920)
Net Cash Provided by (Used in) Operating Activities	1,485,430	(110,920)

INVESTING ACTIVITIES

Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	80,457	-
Net Cash Provided by Investing Activities	80,457	-

Change in Cash	-	(1,984,494)

Cash, Beginning of Year	-	1,984,494

Cash, End of Period	-	-

NON-CASH TRANSACTION
Issuance of shares for services received	1,148,712	-

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Stockholder’s Equity (Deficit)
Restated
(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders' Equity
	Number of Shares	Amount $	Capital $	Receivable $	Deficit $	(Deficit) $
Balance, December 31, 2021	26,350,756	26,351	3,400,270	-	(3,426,621)	-

Issuance of Shares for share exchange	5,731,000	5,731	(48,316)	(58)	-	(42,643)

Issuance of Shares for service	3,120,000	3,120	(3,120)	-	-	-

Net (loss) for the period	-	-	-	-	(1,390,623)	(1,390,623)

Balance, March 31, 2022	35,201,756	35,202	3,348,834	(58)	(4,817,244)	(1,433,266)

Issuance of Shares	600,000	600	632,158	-	-	632,758

Net (loss) for the period	-	-	-	-	(646,817)	(646,817)

Balance, June 30, 2022	35,801,756	35,802	3,980,992	(58)	(5,464,060)	(1,447,324)

Issuance of Shares	236,661	237	425,482	-	-	425,719

Cancel shares	(6)	-	-	-	-	-

Issuance of Shares for service	874,848	874	212,461	-	-	213,335

Net (loss) for the period	-	-	-	-	(677,160)	(677,160)

Balance, September 30, 2022	36,913,259	36,913	4,618,935	(58)	(6,141,220)	(1,485,430)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Number of Shares	Amount $	Capital $	Deficit $	(Deficit) $
Balance, December 31, 2020	26,350,756	26,351	3,400,270	-	3,426,621

Net (loss) for the period	-	-	-	(517,432)	(517,432)

Balance, March 31, 2021	26,350,756	26,351	3,400,270	(517,432)	2,909,189

Net (loss) for the period	-	-	-	(623,952)	(623,952)

Balance, June 30, 2021	26,350,756	26,351	3,400,270	(1,141,384)	2,285,237

Net (loss) for the period	-	-	-	(732,190)	(732,190)

Balance, September 30, 2021	26,350,756	26,351	3,400,270	(1,873,574)	1,553,047

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

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the nine months ended September 30, 2022, the Company had service revenues of CreateApp in the amount of $5,277,379 and had negative cash flows from operating activities.  As of September 30, 2022, the Company had an accumulated deficit of $6,141,220. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its Consolidated Balance Sheets as of September 30, 2022, Consolidated Statements of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows and its Notes to the Consolidated Financial Statements of the nine months ended September 30, 2022, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Form 10-Q”). These consolidated financial statements have been restated to reflect reverse acquisition with would not have resulted in the recognition of goodwill and intangible assets.

1. Restatement of Financial Statements:

On November 21, 2023, the Staff of the U.S. Securities and Exchange Commission released a statement highlighting the accounting acquiree (Lovarra) is a nonoperating public shell corporation and does not meet the definition of a business, this transaction cannot be considered a business combination. Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, the company will restate the transaction accordingly. In light of the SEC Staff Statement, the Company is restating its financial statements as of and for the nine months ended September 30, 2022 and December 31, 2021.

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

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of September 30, 2022. The previously reported amounts reflect those included in the Original Filing of our Quarterly Report on Form 10-Q as of and for the months ended September 30, 2022 filed with the SEC on November 14, 2022. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the Company is the accounting acquirer in the CreateApp business acquisition and the transactions was a reverse acquisition which would not have resulted in the recognition of goodwill and intangible assets.

GoLogiq, Inc.
Balance Sheets
(Expressed in U.S. dollars)

	September 30, 2022			December 31, 2021
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

ASSETS

Current Assets
Cash and cash equivalents	-	-	-	-	-	-
Intangible assets, net	24,000,000	(24,000,000)	-	-	-	-
Goodwill	7,500,000	(7,500,000)	-	-	-	-
Prepaid expenses and deposits	292,401	(292,401)	-	350	(350)	-

TOTAL ASSETS	31,792,401	(31,792,401)	-	350	(350)	-

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	86,665	(86,665)	-	20,500	(20,500)	-
Due to a related party	641,471	843,959	1,485,430	22,493	(22,493)	-

Total Liabilities	728,136	757,294	1,485,430	42,993	(42,993)	-

Stockholder’s Funds (Deficit)

Common stock
Authorized: 200,000,000 shares of common stock, $0.001 par value 36,913,259 and 5,731,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	36,913	-	36,913	5,731	(5,731)	-
Share exchange acquired all the CreateApp assets from Logiq for 26,350,756 shares	-	-	-	-	26,351	26,351
Additional paid-in capital	33,807,559	(29,188,624)	4,618,935	17,234	3,383,036	3,400,270
Share subscriptions receivable	(58)	-	(58)	(58)	58	-
Deficit	(2,780,149)	(3,361,071)	(6,141,220)	(65,550)	(3,361,071)	(3,426,621)

Total Stockholder’s Funds (Deficit)	31,064,265	(32,549,695)	(1,485,430)	(42,643)	42,643	-

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	31,792,401	(31,792,401)	-	350	(350)	-

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

Service Revenue	-	2,849,539	2,849,539	-	8,134,352	8,134,352
Cost of Service	-	1,945,854	1,945,854	-	5,595,014	5,595,014
Gross Profit	-	903,685	903,685	-	2,539,338	2,539,338

Operating Expenses
General and administrative	1,785	324,320	326,105	8,800	832,092	840,892
Sales and marketing	-	52,550	52,550	-	122,300	122,300
Research and development	-	1,257,220	1,257,220	-	3,449,720	3,449,720
Total Operating Expenses	1,785	1,634,090	1,635,875	8,800	4,404,112	4,412,912

Net (Loss) and Comprehensive (Loss)	(1,785)	(730,405)	(732,190)	(8,800)	(1,864,774)	(1,873,574)

Basic and Diluted Net (Loss) per Common Share	(0.000)	-	(0.128)	(0.002)	-	(0.327)

Weighted Average Number of Common Shares Outstanding	5,731,000	-	5,731,000	5,731,000	-	5,731,000

GoLogiq, Inc.
Statement of Cash Flows
(Expressed in U.S. dollars)

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

OPERATING ACTIVITIES

Net (Loss) for the Period	(2,714,599)	-	(2,714,599)	(8,800)	(1,864,774)	(1,873,574)
Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	(292,051)	292,051	-	355	(355)	-
Accounts payable and accrued liabilities	66,164	(66,164)	-	1,500	(1,500)	-
Issuance of shares for service received	1,148,712	-	1,148,712	-	-	-
Net Cash (Used in) Operating Activities	(1,791,774)	225,887	(1,565,887)	(6,945)	(1,866,629)	(1,873,574)

FINANCING ACTIVITIES
Due to related party	618,979	866,451	1,485,430	2,268	(113,188)	(110,920)
Net Cash Provided by (Used in) Financing Activities	618,979	866,451	1,485,430	2,268	(113,188)	(110,920)

INVESTING ACTIVITIES
Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	1,172,795	(1,092,338)	80,457	-	-	-
Net Movement in Investing Activities	1,172,795	(1,092,338)	80,457	-	-	-

Change in Cash	-	-	-	(4,677)	(1,979,817)	(1,984,494)

Cash, Beginning of Year	-	-	-	4,677	1,979,817	1,984,494

Cash, End of Period	-	-	-	-	-	-

NON-CASH TRANSACTION
Issuance of shares for services received	1,148,712	-	1,148,712	-	-	-

Note 2 – Significant Accounting Policies
 (continued)

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

Note 2 – Significant Accounting Policies
 (continued)

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

Note 5 – Stockholder’s Equity
(continued)

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

Note 6 – Subsequent Events

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

Revenue

During the three months ended September 30, 2022, the Company generated $334,987 of revenue from its CreateApp platform, compare to $2,849,539 for the three months ended September 30, 2021.

Cost of Service Revenues

During the three months ended September 30, 2022, the Company incurred $179,580 from CreateApp platform operations, compared to $1,945,854 during the three months ended September 30, 2021.

Gross margin

During the three months ended September 30, 2022, the Company generated gross margin of $155,407 from its CreateApp platform, compared to $903,685 during the three months ended September 30, 2021.

Operating Expenses

Operating expenses were $832,567 and $1,635,875 for the three months ended September 30, 2022 and 2021, respectively.

Net Loss

Our net loss for the three months ended September 30, 2022 was $(677,160), compared to net loss of $(732,190) during the three months ended September 30, 2021, which increase is mainly attributable to the operations of CreateApp and corporate costs.

Comparison of the nine months ended September 30, 2022 and 2021

Revenue

During the nine months ended September 30, 2022, the Company generated $5,277,379 of revenue from its CreateApp platform, compare to $8,134,352 for the nine months ended September 30, 2021.

Cost of Service Revenues

During the nine months ended September 30, 2022, the Company incurred $3,287,992 from CreateApp platform operations, compared to $5,595,014 during the nine months ended September 30, 2021.

Gross margin

During the nine months ended September 30, 2022, the Company generated gross margin of $1,989,387 from its CreateApp platform, compared to $2,539,338 during the nine months ended September 30, 2021.

Operating Expenses

Operating expenses were $4,703,986 and $4,412,912 for the nine months ended September 30, 2022 and 2021, respectively.

Net Loss

Our net loss for the nine months ended September 30, 2022 was $(2,714,599), compared to net loss of $(1,873,574) during the nine months ended September 30, 2021, which increase is mainly attributable to the operations of CreateApp and corporate costs.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2022, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2021.

Stockholders’ deficit were $(1,485,430) as of September 30, 2022, compared to stockholders’ deficit of $nil as of December 31, 2021.

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

Cash Used in Operating Activities

Operating activities used $(1,565,887) in operations for the nine months ended September 30, 2022, as compared to $(1,873,574) in for the nine months ended September 30, 2021.

Financing Activities

During the nine months ended September 30, 2022, financing activities net cash provided by
$
1,485,430
compared to net cash
used in
$(110,920) for the nine months ended September 30, 2021

Investing Activities

Investing activities provided $
80,457
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

