Form 10-K/A
period 2022-12-31
GoLogiq, Inc.
filed 2024-04-30
CIK 1746278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No.1)

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
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

GoLogiq, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2023 (the “Original Form 10-K”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on February 9, 2024, the Company is restating its previously issued audited consolidated financial statements as of and for the fiscal years ended December 31, 2022 and December 31, 2021.
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

Instead, this type of transaction is considered to be a capital transaction of the legal acquiree  and is equivalent to the issuance of shares by the private entity for the net monetary assets of the public shell corporation (Lovarra) accompanied by a recapitalization.  Any excess of the fair value of the shares issued by the private entity over the value of the net monetary assets of the public shell corporation (Lovarra) is recognized as a reduction to equity. Based upon the above analysis, the company is restating the transaction accordingly in its financial statements as of and for the fiscal year ended December 31, 2022 and December 31, 2021.

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-K. Upon further evaluation, the Company determined that prior year adjustments were necessary. The Company acquired substantially all the CreateApp assets from Logiq in exchange for
26,350,756

of the Company’s common shares at a price per share of $
1.195411

(par value $
0.001
). The fair value of the common shares at the close of the transaction was $
31,500,000
, as determined by a valuation of the business
,
o
n the acquisition date, goodwill of $
7,500,000

and intangible assets of $
24,000,000

were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023
. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on December 31, 2022.

3. Re-audit:

In connection with the restatement of the financial statements and the change in accounting treatment described above, the Company continues to engaged current auditor Centurion ZD CPA & Co. to conduct a re-audit of the affected year ended
financial statements. The re-audit was performed in accordance with U.S. GAAP.

This Form 10-K/A is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal year 2022 and 2021 restatements described below. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-K.

This Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1A, “Risk Factors,”
Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and
Part II, Item 8, “Financial Statements and Supplementary Data,”

In accordance with applicable SEC rules, this Form 10-K/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

Refer to Note 2,
Summary of Significant Accounting Policies
,
Restatement of Previously Issued Consolidated Financial Statements
 of the Notes to Consolidated Financial Statements of this Form 10-K/A for additional information and for the summary of the accounting impacts of the restatement of the Company’s consolidated financial statements.

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

Item 1A – Risk Factors

Except for the New Risk Factors and the Updated Risk Factors included below, this Item 1A. Risk Factors section in this Annual Report on Form 10-K/A has not been updated to reflect developments occurring subsequent to the Company’s Original Form 10-K. All risk factors, however, should be considered in the context of the New Risk Factor and the Updated Risk Factors.

New Risk Factors

Due to material weaknesses in our internal control over financial reporting related to impairment of intangible assets associated with CreateApp business and treatment of the reverse acquisition of Logiq Inc. on January 27, 2022 within the reporting of subsequent events, we are restating our previously issued  financial statements for several prior periods, which has resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation, and may result in stockholder litigation and regulatory actions.

We have incurred unanticipated costs for accounting and legal fees in connection with the restatements, and the restatements may have the effect of eroding investor confidence in our Company and our financial reporting and accounting practices and processes and may raise reputational issues for our business. The restatements may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the restatements and related material weaknesses in our internal control over financial reporting may also result in stockholder litigation against us, or adverse regulatory consequences, including investigations, penalties or suspensions by the SEC. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

We are subject to the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023 which subjects us to certain risks below.

Our financial statements contained in this annual report have been audited by,
Centurion ZD CPA & Co. (“Centurion”)
, an independent registered public accounting firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB,” and operating in Hong Kong, and is currently subject to PCAOB rules regarding periodical inspection. However, our securities may be prohibited from trading on a national exchange or over-the-counter under the Holding Foreign Companies Accountable Act, or the HFCA Act, if the PCAOB is unable to inspect our auditor for two consecutive years, resulting in an exchange determining to delist our securities.  On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law on December 29, 2022, amending the HFCA Act and requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period for triggering the delisting of our Company and the prohibition of trading in our securities if the PCAOB is unable to inspect our accounting firm at any future time. On August 26, 2022, the China Securities Regulatory Commission (the “CSRC”), the Ministry of Finance of the PRC (the “MOF”), and the PCAOB signed a Statement of Protocol (the “Protocol”) governing inspections and investigations of audit firms based in China and Hong Kong (together, the “People’s Republic of China” or the “PRC”) , taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination. See “Recent joint statement by the SEC and Public Company Accounting Oversight Board and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to companies with non-U.S. auditors who are not inspected by the PCAOB.”

Recent joint statement by the SEC and Public Company Accounting Oversight Board and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to companies with non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our continued listing or future offerings of our securities in the U.S.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the Holding Foreign Companies Accountable Act.

On September 22, 2021, the PCAOB adopted a final rule implementing the Holding Foreign Companies Accountable Act, which provides a framework for the PCAOB to use when determining, as contemplated under the Holding Foreign Companies Accountable Act, whether the board of directors of a company is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, and on December 29, 2022, the Consolidated Appropriations Act 2023 was signed into law, which contained, among other things, an identical provision to the Accelerating Holding Foreign Companies Accountable Act, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the Holding Foreign Companies Accountable Act from three years to two years.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause investors and potential investors to lose confidence in the audit procedures and reported financial information and the quality of the financial statements of those companies who have China-based auditors.

On August 26, 2022, the CSRC, the MOF, and the PCAOB signed the “Protocol, governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the fact sheet with respect to the Protocol disclosed by the SEC, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

Our auditor,
Centurion ZD CPA & Co
, is registered with the PCAOB and operating in Hong Kong, and is currently subject to PCAOB rules regarding periodical inspection. On December 16, 2021, the PCAOB issued its determination that the PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong and included in the report of its determination a list of the accounting firms that are headquartered in the PRC or Hong Kong.

On May 13, 2022, the Company was conclusively identified by the SEC as a Commission-Identified Issuer pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”) because it filed its Annual Report on Form 10-K containing audited financial statements for the fiscal year ended December 31, 2021 with an audit report by Centurion. Centurion is a Hong Kong-based public accounting firm previously deemed to be inaccessible for complete inspection by the PCAOB due to an authority’s position in the foreign jurisdiction. The inability of the PCAOB to inspect or investigate our auditor subjected the company to restrictions under the HFCAA, including the risk of having the Company’s shares subject to a trading prohibition.

However, in August 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. From September to November 2022, PCAOB staff conducted on-site inspections and investigations of Centurion.

In December 2022, the PCAOB announced that it had obtained complete access to inspect and investigate registered public accounting firms in mainland China and Hong Kong. It also confirmed that, until new determinations are issued by the PCAOB, no Commission-Identified Issuers, including the Company, are at risk of trading prohibition under the HFCAA.

However, if in the future the PRC adopts positions at any time in the future that would prevent the PCAOB from continuing to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong, or if.

the laws of the United States change, it is possible that such changes could make our current auditor arrangement inadequate. In addition, while we currently do not conduct business in the PRC, the recent developments would add uncertainties to any potential business in the PRC and we cannot assure you whether regulatory authorities would apply additional and more stringent criteria to us should we conduct any operations in the PRC in the future

Updated Risk Factors

If we are unable to develop and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, it could have a material adverse effect on our business.

We are required to provide a quarterly management certification and an annual management assessment of the effectiveness of our internal control over financial reporting. As of December 31, 2022, we disclosed the following material weaknesses that have not yet been remediated: (1) we currently lack a functioning audit committee and lack a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) we currently have inadequate segregation of duties consistent with control objectives; (3) we have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) we have ineffective controls over period end financial disclosure and reporting processes; (5) we have ineffective controls over timely impairments of intangible assets; and (6) we lack internal control over financial reporting in the controls over the accounting treatment of subsequent events.

In addition, due to the material weaknesses in internal control over financial reporting, we have also determined that our disclosure controls and procedures are ineffective.

We cannot assure that the measures we have taken to date, and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses to be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design, implement and maintain effective internal control over financial reporting and effective disclosure controls and procedures, or any difficulties encountered in their implementation or improvement, may result in additional material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition and results of operations and subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable market or exchange listing rules.

There could also be a negative reaction in the financial markets due to a loss of investor confidence in our Company and the reliability of our financial statements, particularly in light of the restatement of the accompanying financial statements. Confidence in the reliability of our financial statements could also suffer if we are unable to remediate our existing material weaknesses or report additional material weaknesses in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the price of our common stock.

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and the report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have limited operations and have sustained operating losses resulting in a deficit, substantial doubt exists regarding our ability to remain as a going concern. Accordingly, the report of Centurion ZD CPA & Co., our independent registered public accounting firm, with respect to our financial statements as of and for the year ended December 31, 2022, includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

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

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information has been updated to reflect the restatement of our audited financial statements as described in the “Explanatory Note” at the beginning of this Form 10-K/A and in Note 2,
Summary of Significant Accounting Policies
,
Restatement of Previously Issued Financial Statements
, in the Notes to Financial Statements of this Form 10-K/A.

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

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

Revenue

During the year ended December 31, 2022, the Company generated $5,454,119 of revenue from its CreateApp platform, compared to $
14,340,379
for the year ended December 31, 2021.

Cost of Service Revenue

During the year ended December 31, 2022, the Company incurred $3,382,954 from CreateApp platform operations, compared to $
9,787,285
for the year ended December 31, 2021.

Gross margin

During the year ended December 31, 2022, the Company generated gross margin of $2,071,165 from its CreateApp platform, compared to $
4,553,094
for the year ended December 31, 2021.

Operating Expenses

During the year ended December 31, 2022, we incurred total operating expenses, including general and administrative, sales and marketing, research and development, professional fees of $6,625,487, compared to $7,979,715 during the year ended December 31, 2021.

In connection with the CreateApp acquisition in January 2022, during the year ended December 31, 2022, operating expenses incurred by Logiq Inc of $3,427,173 were shared to the Company on the basis of the “Separation Agreement” of CreateApp on a going forward basis
. Additionally, the period over period increase was partially due to stock based compensation of $1,954,962 and $nil for the year ended December 31, 2022 and 2021, respectively.

Net Loss

Our net loss for the year ended December 31, 2022 was ($
4,554
,322), compared to net loss of ($
3,426,621
) during the year ended December 31, 2021.

Liquidity and Capital Resources

During the year ended December 31, 2022, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2021.

As of December 31, 2022, our total assets were $35,254. (2021: $nil)

Stockholders’ deficit were $(2,074,274) as of December 31, 2022. (2021: $nil)

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

Cash Used in Operating Activities

Operating activities used $(1,277,877) in operations for the year ended December 31, 2022, as compared to $(3,426,621) for the year ended December 31, 2021. This increase is attributable to net loss from operations of $(4,554,322) during the fiscal year 2022 period, increase in accounts payable of $1,300,983, and Issuance of shares for services rendered of $ 1,954,962.

Financing activities

Financing activities provided $1,313,131 arising from
payments made by Logiq Inc, a related party, for the Company prior to the acquisition of CreateApp on January 27, 2022 of $1,292,781 and Preferred stock issuance of $20,000 as compared to $
1,442,127
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

The reports of Saturna regarding the Company’s financial statements for the fiscal years ended December 31, 2020 and 2019 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2020 and December 31, 2019, and during the subsequent interim period from January 1, 2021 to September 30, 2021 through the date of Saturna’s dismissal on March 24, 2022, there were no “disagreements” (as defined by Item 304(a)(1)(iv) of Regulation S-K and related instructions) between the Company and Saturna on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Saturna would have caused Saturna to make reference thereto in its reports on the financial statements for such years. During the fiscal years ended December 31, 2020 and December 31, 2019, and during the subsequent interim period from January 1, 2021 to September 30, 2021 through the date of Santurna’s dismissal on March 24, 2022,  there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

During the fiscal years ended December 31, 2020 and December 31, 2019, and during the subsequent interim period from January 1, 2021 to September 30, 2021 through the date of Santurna’s dismissal on March 24, 2022 , neither the Company, nor anyone on its behalf, consulted Centurion regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of the Company, and no written report or oral advice was provided to the Company by Centurion that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) on any matters described in Item 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K); or (iii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to the existence of the identified material weakness described below.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.
Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (1992 Framework) to evaluate the effectiveness of its internal control over financial reporting.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the COSO framework.  Based on this evaluation, our management concluded that our internal control over financial reporting as of December 31, 2022 was not effective as we did not maintain effective controls over the selection and application of U.S. Generally Accepted Accounting Principles (“GAAP”) related to classification of capital transactions. Specifically, the members of our management team with the requisite level of accounting knowledge, experience and training commensurate with our financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. These material weaknesses resulted in the restatement of our financial statements for the year ended December 31, 2022. Our management concluded that the Company’s previously issued financial statements for the year ended December 31, 2022 should no longer be relied upon. In light of the errors, management re-evaluated its assessment of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2022 and concluded each was ineffective as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In particular, management identified the following material weaknesses in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022:

●
Lack of adequate policies and procedures in internal audit function, which resulted in: (1) lack of communication between the internal audit department and the Board of Directors; (2) insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned;

●	Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. GAAP, and

●	Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results.

Remediation Efforts to Address Significant Deficiencies

To remediate the weakness in our internal control, during the year of 2024, the Board has provided training to our finance personnel for the application of SEC regulations, and the preparation of financial statements and their related disclosures.

We also intend to take the following actions to address the material weaknesses described above:

●
Management will provide further necessary oversight on and training for accounting and finance personnel, so that they are well versed in SEC regulations.  We expect to provide it to our staff throughout the year of 2024;

●
Management will perform a thorough review of the processes and procedures used in the Company’s SEC reporting compliance.  The review of the processes and procedures shall be carried out during the year of 2024.

Any actions we have taken or may take to remediate these material weaknesses are subject to continued management review supported by testing. We cannot assure you that these material weaknesses will not occur in the future and that we will be able to remediate such weaknesses in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

Other than those described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.

Item 9B – Other Information

None.

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

On May 13, 2022, the Company was conclusively identified by the SEC as a Commission-Identified Issuer pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”) because it filed its Annual Report on Form 10-K containing audited financial statements for the fiscal year ended December 31, 2021 with an audit report by Centurion ZD CPA & Co. (“Centurion”). Centurion is a Hong Kong-based public accounting firm previously deemed to be inaccessible for complete inspection by the PCAOB due to an authority’s position in the foreign jurisdiction.

The inability of the PCAOB to inspect or investigate our auditor subjected the company to restrictions under the HFCAA, including the risk of having the Company’s shares subject to a trading prohibition.

However, in August 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. From September to November 2022, PCAOB staff conducted on-site inspections and investigations of Centurion.

In December 2022, the PCAOB announced that it had obtained complete access to inspect and investigate registered public accounting firms in mainland China and Hong Kong. It also confirmed that, until new determinations are issued by the PCAOB, no Commission-Identified Issuers, including the Company, are at risk of trading prohibition under the HFCAA.

As of the date of this report, GoLogiq, Inc. is not owned or controlled by a governmental entity in a foreign jurisdiction. We have no awareness or belief any governmental entity in a foreign jurisdiction owns shares of our capital stock. Similarly, no official from a governmental entity in a foreign jurisdiction serves as a board member or officer within our Company or its operating subsidiaries. Based on the absence of a Schedule 13D or 13G filing by any such governmental entity, the lack of material contracts with foreign governmental parties, and the absence of foreign government representation on our board of directors, we have determined that no governmental entity, including but not limited to, mainland China or Hong Kong has the power to direct or control our management, policies, or possess a controlling financial interest.

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

(3)       List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)       Exhibits. The following exhibits are filed or furnished with this report.

EXHIBIT INDEX

Exhibit number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith

2.1	Form of Separation Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.2	Form of Master Distribution Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.3	Form of Tax Sharing Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
2.4	Form of Transition Services Agreement, dated December 15, 2021, by and among Lovarra and Logiq, Inc.	8-K	1/27/2022
3.1	Articles of Incorporation of Lovarra, dated January 29, 2018.	S-1/A	8/8/2019
3.2	Certificate of Amendment to Articles of Incorporation of Lovarra, dated January 5, 2022. (3)	S-1/A	1/27/2022
3.3	Certificate of Amendment to Articles of Incorporation of Lovarra, dated May 9, 2022			X
3.4	Second Amended and Restated Bylaws (4)	8-K	5/3/2022
3.5	Certificate of Designation of Series A Preferred Stock, effective as of July 26, 2022 (5)	8-K	7/26/2022
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)

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

NAME	TITLE	DATE

/s/ Granger Whitelaw	Chief Executive Officer (Principal Executive Officer )	April 30, 2024
Granger Whitelaw

/s/ Stephen Jones	Chief Financial Officer (Principal Financial Officer)	April 30, 2024
Stephen Jones

/s/ Brent Suen	Director	April 30, 2024
Brent Suen

/s/ John MacNeil	Director	April 30, 2024
John MacNeil

/s/ Peter Bords	Director	April 30, 2024
Peter Bords

/s/ Candice Beaumont	Director	April 30, 2024
Candice Beaumont

GOLOGIQ, INC.

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅 磡 德豐街 22 號 海濱廣場二期 13 樓 1304 室 Tel 電話 : (852) 2126 2388 Fax 傳真 : (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GoLogiq, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GoLogiq, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended December 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses of $
4,554
,322 and negative cash flows of $1,
277,877
f
rom operations for the year then ended December 31, 2022. As at December 31, 2022, the Company has a working capital deficit of $2,074,274 and an accumulated deficit of $
7,980,943
. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
We determined that there are no critical audit matters
.

/s/ Centurion ZD CPA & Co
Centurion ZD CPA & Co.
Hong Kong
March 27, 202 3 , except for the effects of the financial statement of the restatement described in Note 2, as to which the date April 30, 2024
We have served as the Company’s auditor since 2022

PCAOB ID # 2769

GoLogiq, Inc.
Balance Sheets
Restated
(Expressed in U.S. dollars)

	December 31, 2022	December 31, 2021
	$	$
ASSETS

Current Assets
Cash and cash equivalents	35,254	-

TOTAL ASSETS	35,254	-

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	1,321,483	-
Due to a related party	788,045	-

Total Liabilities	2,109,528	-

Stockholder’s Funds (Deficit)

Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 40,444,083 as of December 31, 2022 and 26,350,756 for share exchange acquired all the CreateApp assets from Logiq Inc. as of December 31, 2021, respectively	40,444	26,351
Preferred stock Authorized: 10,000,000 shares of preferred stock, 2,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021 nil, respectively	2,000	-
Additional paid-in capital	5,864,283	3,400,270
Share subscriptions receivable	(58)	-
Accumulated d eficit	(7,980,943)	(3,426,621)

Total Stockholder’s (Deficit) Funds	(2,074,274)	-

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	35,254	-
(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss
Restated

(Expressed in U.S. dollars)

	Y ear ended	Year ended
	December 31, 2022	December 31, 2021
	$	$

Service Revenue	5,454,119	14,340,379
Cost of Service	3,382,954	9,787,285
Gross Profit	2,071,165	4,553,094

Operating Expenses
General and administrative	3,503,764	1,139,247
Sales and marketing	5,000	122,300
Research and development	3,116,723	6,718,168
Total Operating Expenses	6,625,487	7,979,715

(Loss) from Operations	(4,554,322)	(3,426,621)

Income tax (Corporate tax)	-	-

Net (Loss) and Comprehensive (Loss)	(4,554,322)	(3,426,621)

Basic and Diluted Net (Loss) per Common Share	(0.133)	(0.130)

Weighted Average Number of Common Shares Outstanding	34,269,899	26,350,756

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Stockholder’s Equity (Deficit)
Restated

(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders'
	Number of Shares	Amount $	Capital $	Receivable $	Deficit $	Equity (Deficit) $
Balance, December 31, 2020	26,350,756	26,351	3,400,270	-	-	3,426,621

Net (loss) for the year	-	-	-	-	(3,426,621)	(3,426,621)

Balance, December 31, 2021	26,350,756	26,351	3,400,270	-	(3,426,621)	-

Issuance of Shares for share exchange	5,731,000	5,731	(48,316)	(58)	-	(42,643)

Issuance of Shares	1,142,479	3,143	2,515,448	-	-	2,518,591

Issuance of Shares for service	7,219,848	7,219	(3,119)	-	-	4,100

Net (loss) for the year	-	-	-	-	(4,554,322)	(4,554,322)

Balance, December 31, 2022	40,444,083	42,444	5,864,283	(58)	(7,980,943)	(2,074,274)

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Cash Flows
Restated

(Expressed in U.S. dollars)

	Year ended	Year ended
	December 31, 2022	December 31, 2021
	$	$
OPERATING ACTIVITIES

Net (Loss) for the Period	(4,554,322)	(3,426,621)

Issuance of shares for service received	1,954,962	-
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	1,321,483	-
Net Cash (Used in) Operating Activities	(1,277,877)	(3,426,621)

FINANCING ACTIVITIES

Preferred stock issuance	20,000	-
Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	505,086	-
Due to related party , Logiq Inc	788,045	1,442,127
Net Cash Provided by Financing Activities	1,313,131	1,442,127

Change in Cash	35,254	(1,984,494)

Cash, Beginning of Year	-	1,984,494

Cash, End of Year	35,254	-

NON-CASH TRANSACTION
Issuance of shares for services received	1,954,962	-

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Notes to the Financial Statements
For the Years Ended December 31, 2022 and 2021
Restated
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
$
4,554,322
and ha
s
 negative cash flows of $1,277,877
 from operations for the year then ended December 31, 2022.

As at December 31, 2022, the Company has a working capital deficit of $2,074,274 and an accumulated deficit of
$7,980,943.
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

Restatement of Previously Issued  Consolidated Financial Statements

The Company has restated its Balance Sheets as of December 31, 2022, Consolidated Statements of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows and its Notes to the Financial Statements of the fiscal years ended December 31, 2022, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2023 (the “Original Form 10-K”). These consolidated financial statements have been restated to reflect reverse acquisition with would not have resulted in the recognition of goodwill and intangible assets.

1. Restatement of Financial Statements:

On November 21, 2023, the Staff of the U.S. Securities and Exchange Commission released a statement highlighting the accounting acquiree (Lovarra) is a nonoperating public shell corporation and does not meet the definition of a business, this transaction cannot be considered a business combination. Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, the company will restate the transaction accordingly. In light of the SEC Staff Statement, the Company is restating its financial statements as of and for the fiscal year ended December 31, 2022 and December 31, 2021.

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

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-K. Upon further evaluation, the Company determined that prior year adjustments were necessary. The Company acquired substantially all the CreateApp assets from Logiq in exchange for 26,350,756 of the Company’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business, on the acquisition date, goodwill of $7,500,000 and intangible assets of $24,000,000 were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on December 31, 2022.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of December 31, 2022. The previously reported amounts reflect those included in the Original Filing of our Annual Report on Form 10-K as of and for the years ended December 31, 2022 filed with the SEC on March 27, 2023. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the Company is the accounting acquirer in the CreateApp business acquisition and the transactions was a reverse acquisition which would not have resulted in the recognition of goodwill and intangible assets.

GoLogiq, Inc.
Balance Sheets
(Expressed in U.S. dollars)

	Year ended December 31, 2022			Year ended December 31, 2021
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

ASSETS

Current Assets
Cash and cash equivalents	35,254	-	35,254	-	-	-
Intangible assets, net	8,968,000	(8,968,000)	-	-	-	-
Goodwill	2,832,000	(2,832,000)	-	-	-	-
Prepaid expenses and deposits	-	-	-	350	(350)	-

TOTAL ASSETS	11,835,254	(11,800,000)	35,254	350	(350)	-

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	1,321,483	-	1,321,483	20,500	(20,500)	-
Due to a related party	788,045	-	788,045	22,493	(22,493)	-

Total Liabilities	2,109,528	-	2,109,528	42,993	(42,993)	-

Stockholder’s Funds (Deficit)

Common stock
Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 40,444,083 and 5,731,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	40,444	-	40,444	5,731	(5,731)	-
Share exchange acquired all the CreateApp assets from Logiq for 26,350,756 shares	-	-	-	-	26,351	26,351
Preferred stock Authorized: 10,000,000 shares of preferred stock, 2,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021 nil, respectively	2,000	-	2,000	-	-	-
Additional paid-in capital	34,003,212	(28,138,929)	5,864,283	17,234	3,383,036	3,400,270
Share subscriptions receivable	(58)	-	(58)	(58)	58	-
Deficit	(24,319,872)	16,338,929	(7,980,943)	(65,550)	(3,361,071)	(3,426,621)

Total Stockholder’s Funds (Deficit)	9,725,726	(11,800,000)	(2,074,274)	(42,643)	42,643	-

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	11,835,254	(11,800,000)	35,254	350	(350)	-

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Year ended December 31, 2022			Year ended December 31, 2021
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

Service Revenue	5,454,119	-	5,454,119	-	14,340,379	14,340,379
Cost of Service	3,382,954	-	3,382,954	-	9,787,285	9,787,285
Gross Profit	2,071,165	-	2,071,165	-	4,553,094	4,553,094

Operating Expenses
General and administrative	3,503,764	-	3,503,764	27,800	1,111,447	1,139,247
Sales and marketing	5,000	-	5,000	-	122,300	122,300
Impairment loss	19,700,000	(19,700,000)	-	-	-	-
Research and development	3,116,723	-	3,116,723	-	6,718,168	6,718,168
Total Operating Expenses	26,325,487	(19,700,000)	6,625,487	27,800	7,951,915	7,979,715

Net (Loss) and Comprehensive (Loss)	(24,254,322)	19,700,000	(4,554,322)	(27,800)	(3,398,821)	(3,426,621)

Basic and Diluted Net (Loss) per Common Share	(0.708)	-	(0.133)	(0.005)	-	(0.130)

Weighted Average Number of Common Shares Outstanding	34,269,899	-	34,269,899	5,731,000	-	26,350,756

GoLogiq, Inc.
Statement of Cash Flows
(Expressed in U.S. dollars)

	Year ended December 31, 2022			Year ended December 31, 2021
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

OPERATING ACTIVITIES

Net (Loss) for the Period	(24,254,322)	19,700,000	(4,554,322)	(27,800)	(3,398,821)	(3,426,621)

Issuance of shares for service received	1,954,962	-	1,954,962	-	-	-
Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	350	(350)	-	355	(355)	-
Accounts payable and accrued liabilities	1,300,983	20,500	1,321,483	20,500	(20,500)	-
Impairment loss	19,700,000	(19,700,000)	-	-	-	-
Net Cash (Used in) Operating Activities	(1,298,027)	20,150	(1,277,877)	(6,945)	(3,419,676)	(3,426,621)

FINANCING ACTIVITIES

Preferred stock issuance	20,000	-	20,000	-	-	-
Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	-	505,086	505,086	-	-	-
Due to related party	1,313,281	(525,236)	788,045	2,268	1,439,859	1,442,127
Net Cash Provided by Financing Activities	1,333,281	(20,150)	1,313,131	2,268	1,439,859	1,442,127

Change in Cash	35,254	-	35,254	(4,677)	(1,979,817)	(1,984,494)

Cash, Beginning of Year	-	-	-	4,677	1,979,817	1,984,494

Cash, End of Year	35,254	-	35,254	-	-	-

NON-CASH TRANSACTION
Issuance of shares for services received	1,954,962	-	1,954,962	-	-	-

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

The Company applies judgment whichn the application of the going concern assumptionwhichch requires management to take into account all available information about the future, which is at least, but not limited to, 12 months from the end of the reporting period and in the factors regarding the impairment of the property and equipment.

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
F-11

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

Comprehensive Loss

ASC 220, “
Comprehensive Income
” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2022 the Company net loss from operations of $4,554,322 due to operating expenses incurred by Logiq Inc. of $3,427,173 were shared to the Company on pursuant to
the “Separation agreement” of CreateApp on a going forward basis
.

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

On July 26, 2022, the Company sold and issued an aggregate of 2,000,000 shares of its newly created Series A Preferred Stock, par value $0.001 per share (“Series A Preferred”), to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share). The Series A Preferred Stock issued to each of such members of management are to a repurchase option, and shall vest as follows: (i) 25% at issuance and (ii) the remaining 75% in equal monthly instalments
over a period of twelve months from the date of issuance, provided that the relevant holder provides continued service to the Company during such period.

Note
5
 – Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2022 $	2021 $

Income tax recovery at statutory rate	956,408	719,590
Change in valuation allowance	(956,408)	(719,590)
Income tax provision	-	-

The significant components of deferred income tax assets and liabilities are as follows:
	2022 $	2021 $

Net operating losses carried forward	1,675,998	719,590
Valuation allowance	(1,675,998)	(719,590)
Net deferred income tax asset	-	-

The Company has net operating losses carried forward of $(7,980,943) which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, and commence expiration in the year 2039.

Note
6
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

In addition, Section 1.03 is amended and replaced in its entirety such that will be entitled to an earn-out payment (the “Earn-Out Payment”) payable pursuant to the terms of the Agreement. The Earn-Out Payment will be payable if on a date that is six months after the Closing Date (the “Earn-Out Determination Date”), Buyer’s market capitalization at the close of the trading day (the “Buyer Market Cap”) exceeds $105,000,000 (the “Assumed Market Cap”). The Earn-Out Payment shall be as follows: (i) if the Buyer Market Cap on the Earn-Out Determination Date exceeds the Assumed Market Cap but is less than or equals to $130,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing seventy percent (70%) of the increase in value over the Assumed Market Cap; (ii) if the Buyer Market Cap on the Earn-out Determination Date exceeds $130,000,000but is less than or equals to $160,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing eighty percent (80%) of the increase in value over the Assumed Market Cap; and (iii) if the Buyer Market Cap on the Earn-out Determination Date exceeds $160,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing ninety percent (90%) of the increase in value over the Assumed Market Cap.

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

C. Stock Based Compensation

Subsequent to June 30, 2023 and the date of this Report, a total 16,444 shares with par value of $0.001per share were issued for consultancy services received including shares issued to Directors, Operational Staff, and Legal Consultants.

D. Share Exchange Agreement

On July 26, 2023, GoLogiq, Inc. (the “Company”) entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with Symplefy, Inc., a Delaware corporation (“Symplefy”) and the shareholders of Symplefy (the “Shareholders”). Pursuant to the Share Exchange Agreement, at the closing thereof (the “Closing”), the Company agreed to exchange the outstanding shares of common stock of Symplefy held by the Shareholders (the “Symplefy Shares”) for an aggregate fifteen million ($15,000,000) equivalent of newly issued shares of the Common Stock of the Company, (the “GoLogiq Stock”)  (such amount of shares, the “Closing Shares”), and (ii) an aggregate of fifteen million ($15,000,000) equivalent of GoLogiq Stock payable pursuant to the terms of the Share Exchange Agreement (the “Earnout Shares” and together with the Closing Shares, the “Merger Consideration”), in each of cases (i) and (ii) priced on the fifteen (
15
) trading day volume weighted average price ("VWAP") immediately prior to the Closing, and be subject to the terms of distribution as set forth in the Share Exchange Agreement and the resale restrictions as defined therein.

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

E. Stephen Jones – Appointment as Chief Financial Officer

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

F. Hunter Gaylor – Departure as President and Chief Operating Office

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

