Form 10-Q/A
period 2023-03-31
GoLogiq, Inc.
filed 2024-04-30
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No.1
)

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1
2
b-2 of the Act). Yes
☐
 No
☒

As of May
12
, 2023,

129,677,156 shares of the registrant’s common stock were issued and outstanding.

EXPLANATORY NOTE

GoLogiq, Inc. (the “Comp
a
ny”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2023 (the “Original Form 10-Q”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on February 9, 2024, the Company is restating its previously issued unaudited interim financial statements as of and for the three months ended March 31, 2023 and audited financial statements for the fiscal year ended December 31, 2022.
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
Based upon the above analysis, the company is restating the transaction accordingly in its interim financial statements as of and for the three months ended March 31, 2023 and audited financial statements for the fiscal year ended December 31, 2022.

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

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal quarter ended March 31,2023 restatements described below. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

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

GoLogiq, Inc.
QUARTERLY REPORT ON FORM 10-Q

ii

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

GoLogiq, Inc.
Balance Sheets

Restated

(Expressed in U.S. dollars)

	March 31, 2023	December 31, 2022
	$	$

ASSETS
Current Assets
Cash and cash equivalents	115,498	35,254
TOTAL ASSETS	115,498	35,254
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	1,176,038	1,321,483
Notes payable	204,433	-
Due to a related party , Logiq Inc	597,385	788,045
Total Liabilities	1,977,856	2,109,528
Stockholder’s Funds (Deficit)
Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 124,609,635 and 40,444,083 shares issued and outstanding as of March 31 , 2023 and December 31, 2022, respectively	124,610	40,444
Preferred stock Authorized: 10,000,000 shares of preferred stock, 2,000,000 shares was extinguished as of March 31, 2023 and outstanding as of December 31, 2022, respectively	-	2,000
Additional paid-in capital	7,917,066	5,864,283
Share subscriptions receivable	(58)	(58)
Accumulated ( deficit )	(9,903,976)	(7,980,943)
Total Stockholder’s (Deficit)	(1,862,358)	(2,074,274)
TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	115,498	35,254

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.

Statements of Operations and Comprehensive Loss

Restated

(Expressed in U.S. dollars)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
	$	$

Service Revenue	71,916	3,309,017
Cost of Service	38,645	2,235,341
Gross Profit	33,271	1,073,676
Operating Expenses
General and administrative	1,901,304	1,368,799
Sales and marketing	-	5,000
Research and development	55,000	1,090,500
Total Operating Expenses	1,956,304	2,464,299
(Loss) from Operations	(1,923,033)	(1,390,623)
Income tax (Corporate tax)	-	-
Net (Loss) and Comprehensive (Loss)	(1,923,033)	(1,390,623)
Basic and Diluted Net (Loss) per Common Share	(0.037)	(0.052)
Weighted Average Number of Common Shares Outstanding	51,477,398	26,637,863

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of
Stockholder’s Equity
(Deficit)

Restated

(Expressed in U.S. dollars)

	Common Stock		Additional	Share Subscription	Accumulated	Total Stockholders’
	Number of Shares	Amount $	Paid-in Capital $	Receivable $	Deficit $	Equity (Deficit) $
Balance, December 31, 2022	40,444,083	42,444	5,864,283	(58)	(7,980,943)	(2,074,274)
Issuance of Shares	76,936,479	74,937	245,515	-	-	320,452
Issuance of Shares for service	7,229,073	7,229	1,807,268	-	-	1,814,497
Net (loss) for the year	-	-	-	-	(1,923,033)	(1,923,033)
Balance, March 31, 2023	124,609,635	124,610	7,917,066	(58)	(9,909,976)	(1,862,358)

	Common Stock		Additional	Share Subscription	Accumulated	Total Stockholders'
	Number of Shares	Amount $	Paid-in Capital $	Receivable $	Deficit $	Equity (Deficit) $
Balance, December 31, 2021	26,350,756	26,351	3,400,270	-	(3,426,621)	-
Issuance of Shares for share exchange	5,731,000	5,731	(48,316)	(58)	-	(42,643)
Issuance of Shares for service	3,120,000	3,120	(3,120)	-	-	-
Net (loss) for the period	-	-	-	-	(1,390,623)	(1,390,623)
Balance, March 31, 2022	35,201,756	35,202	3,348,834	(58)	(4,817,244)	(1,433,266)

(The accompanying notes are an integral part of these financial statements)

GoLogiq
,Inc.

Statements of Cash Flows

Restated

(Expressed in U.S. dollars)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
	$	$

OPERATING ACTIVITIES
Net (Loss) for the Period	(1,923,033)	(1,390,623)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	(145,445)	-
Issuance of shares for service received	2,134,948	780,000
Net Cash Provided by (Used in) Operating Activities	66,470	(610,623)
FINANCING ACTIVITIES
Due from related party	(190,659)	1,433,266
Notes payable	204,433	-
Net Cash Provided by Financing Activities	13,774	1,433,266
INVESTING ACTIVITIES
Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	-	(822,643)
Net Movement in Investing Activities	-	(822,643)
Change in Cash	80,244	-
Cash, Beginning of Period	35,254	-
Cash, End of Period	115,498	-
NON-CASH TRANSACTION
Issuance of shares for services received	1,807,268	780,000

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

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the three months ended March 31, 2023, the Company has incurred operating losses of $1,923,033 and $1,390,623  from operating losses for the three months ended March 31, 2022. As at March 31, 2023, the Company has a working capital deficit of $1,862,358 and an accumulated deficit of $9,903,976. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its Consolidated Balance Sheets as of March 31, 2023, Consolidated Statements of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows and its Notes to the Consolidated Financial Statements of the three months ended March 31, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2023 (the “Original Form 10-Q”). These consolidated financial statements have been restated to reflect reverse acquisition with would not have resulted in the recognition of goodwill and intangible assets.

1. Restatement of Financial Statements:

On November 21, 2023, the Staff of the U.S. Securities and Exchange Commission released a statement highlighting the accounting acquiree (Lovarra) is a nonoperating public shell corporation and does not meet the definition of a business, this transaction cannot be considered a business combination. Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, the company will restate the transaction accordingly. In light of the SEC Staff Statement, the Company is restating its financial statements as of and for the three months ended March 31, 2023 and December 31, 2022.

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

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of March 31, 2023. The previously reported amounts reflect those included in the Original Filing of our Quarterly Report on Form 10-Q as of and for the months ended March 31, 2023 filed with the SEC on May 22, 2023. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the Company is the accounting acquirer in the CreateApp business acquisition and the transactions was a reverse acquisition which would not have resulted in the recognition of goodwill and intangible assets.

GoLogiq, Inc.
Balance Sheets
(Expressed in U.S. dollars)

	As of March 31, 2023			Year ended December 31, 2022
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

ASSETS

Current Assets
Cash and cash equivalents	115,498	-	115,498	35,254	-	35,254
Intangible assets, net	8,968,000	(8,968,000)	-	8,968,000	(8,968,000)	-
Goodwill	2,832,000	(2,832,000)	-	2,832,000	(2,832,000)	-

TOTAL ASSETS	11,915,498	(11,800,000)	115,498	11,835,254	(11,800,000)	35,254

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	1,159,651	16,387	1,176,038	1,321,483	-	1,321,483
Notes payable	-	204,433	204,433	-	-	-
Due to a related party	597,385	-	597,385	788,045	-	788,045

Total Liabilities	1,757,036	220,820	1,977,856	2,109,528	-	2,109,528

Stockholder’s Funds (Deficit)

Common stock
Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 124,609,635 and 40,444,083 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	124,610	-	124,610	40,444	-	40,444
Preferred stock Authorized: 10,000,000 shares of preferred stock, 2,000,000 shares was extinguished as of March 31, 2023 and outstanding as of December 31, 2022, respectively	2,000	(2,000)	-	2,000	-	2,000
Additional paid-in capital	36,273,995	(28,356,929)	7,917,066	34,003,212	(28,138,929)	5,864,283
Share subscriptions receivable	(58)	-	(58)	(58)	-	(58)
Deficit	(26,242,085)	16,338,109	(9,903,976)	(24,319,872)	16,338,929	(7,980,943)

Total Stockholder’s Funds (Deficit)	10,158,462	(12,020,820)	(1,862,358)	9,725,726	(11,800,000)	(2,074,274)

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	11,915,498	(11,800,000)	115,498	11,835,254	(11,800,000)	35,254

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Three months ended March 31, 2023
	As Filed	Restatement Adjustment	Restated

Service Revenue	71,916	-	71,916
Cost of Service	38,645	-	38,645
Gross Profit	33,271	-	33,271

Operating Expenses
General and administrative	1,900,484	820	1,901,304
Research and development	55,000	-	55,000
Total Operating Expenses	1,955,484	820	1,956,304

Net (Loss) and Comprehensive (Loss)	(1,922,213)	(820)	(1,923,033)

Basic and Diluted Net (Loss) per Common Share	(0.037)	-	(0.037)

Weighted Average Number of Common Shares Outstanding	51,477,398	-	51,477,398

GoLogiq, Inc.
Statement of Cash Flows
(Expressed in U.S. dollars)

	Three months ended March 31, 2023			Three months ended March 31, 2022
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

OPERATING ACTIVITIES

Net (Loss) for the Period	(1,922,213)	(820)	(1,923,033)	(1,390,623)	-	(1,390,623)
Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	-	-	-	(220,801)	220,801	-
Accounts payable and accrued liabilities	(90,580)	(54,865)	(145,445)	14,000	(14,000)	-
Issuance of shares for service received	2,354,948	(220,000)	2,134,948	780,000	-	780,000
Net Cash Provided by (Used in) Operating Activities	342,155	(275,685)	66,470	(817,424)	206,801	(610,623)

FINANCING ACTIVITIES
Due to related party	(261,911)	71,252	(190,659)	547,729	885,537	1,433,266
Notes payable	-	204,433	204,433	-	-	-
Net Cash Provided by (Used in) Financing Activities	(261,911)	275,685	13,774	547,729	885,537	1,433,266

INVESTING ACTIVITIES
Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	-		-	269,695	(1,092,338)	(822,643)
Net Movement in Investing Activities	-	-	-	269,695	(1,092,338)	(822,643)

Change in Cash	80,244	-	80,244	-	-	-

Cash, Beginning of Year	35,254	-	35,254	-	-	-

Cash, End of Year	115,498	-	115,498	-	-	-

NON-CASH TRANSACTION
Issuance of shares for services received	1,807,268	-	1,807,268	780,000	-	780,000

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
CreateApp and AtoZ PAY/GO,
which
is amortized using the straight-line method over five years, commencing April 1, 2022
.

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

Commensurate with the closing of the Gamma Rey transaction on March 7, 2023, the 2,000,000 shares of the Series A Preferred Stock, par value $0.001 per share (“Series A Preferred”) were converted by the holders into 6,000,000 shares of Company common stock, and the Series A Preferred was extinguished.

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

Note 5 – Notes payable

As of March 31, 2023, the Company has notes payable outstanding totalling $204,433, consisting of the following:

A notes payable to Emmis Capital II, LLC was issued date on March 1, 2023, with principal amount of $235,294, bearing interest at a fixed rate of 12% per annum, and originally due 8 months
from the issue date. The maturity date was extended to February 14, 2024.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information has been updated to reflect the restatement of our audited consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-Q/A and in Note 2,
Summary of Significant Accounting Policies
,
Restatement of Previously Issued Consolidated Financial Statements
, in the Notes to Consolidated Financial Statements of this Form 10-Q/A.

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

Operating expenses were $1,
956,304
and $2,464,299 for the three months ended March 31, 2023 and 2022, respectively.

The increase is mainly due to stock compensation of $1,807,268 and $780,000 for the three months ended March 31, 2023 and 2022, respectively.
Net Loss

Our net loss for the three months ended March 31, 2023 was $(1,
923,033
) compared to net loss of $(1,390,623) during the three months ended March 31, 2022, which increase is mainly attributable to stock compensation of $1,807,268 and compliance costs from the carve out, acquisition and audit of the operations of CreateApp.

Liquidity and Capital Resources

During the year ended March 31, 2023, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2022.

As of March 31, 2023, our total assets were $
115
,498, compared to $35,254 in total assets as of December 31, 2022.

Stockholders’ deficit were $(1,862,358) as of March 31, 2023, compared to stockholders’ deficit of $(2,074,274) as of December 31, 2022.

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

Cash Used in Operating Activities

Operating activities provided by $66,470 in operations for the three months ended March 31, 2023, as compared to $(610,623) in for the three months ended March 31, 2022. This increase is attributable to net loss from operations of $(1,929,033).

Financing Activities

During the three months ended March 31, 2023, financing activities net cash provided by $13,774 compared to net cash provided by $1,433,266 for the three months ended March 31, 2022

Investing Activities

Investing activities provided $nil in cash for the three months ended March 31, 2023, as compared to $(822,643) for the three months ended March 31, 2022. This decrease is a result of the platform of CreateApp had been completed spin off in Q1 2023.

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

Based on the results of our reassessment of the deficiencies in the operating effectiveness of certain of our internal controls, we have determined that a material weakness existed in our internal control over financial reporting as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified by management primarily relates to design deficiencies in the information and communication component of the COSO Framework, that also impacted the design and operating effectiveness of elements of the risk assessment and other components. In particular, management has identified deficiencies in operating effectiveness that, in combination, represent a material weakness in internal control over financial reporting as follows:

●
Lack of adequate policies and procedures in internal audit function, which resulted in: (1) lack of communication between the internal audit department and the Audit Committee and the Board of Directors; (2) insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned;

●
Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (“GAAP”); and

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

•
Management will provide further necessary oversight on and training for accounting and finance personnel, so that they are well versed in SEC regulations.  We expect to provide it to our staff throughout the year of 2024;

•
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the month ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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