Form 10-Q/A
period 2023-06-30
GoLogiq, Inc.
filed 2024-04-30
CIK 1746278

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

EXPLANATORY NOTE

GoLogiq, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and r esta
te certain items in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 21, 2023 (the “Original Form 10-Q”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on February 9, 2024, the Company is restating its previously issued unaudited interim financial statements
as of and for the six months ended June 30, 2023 and audited financial statements for the fiscal year ended December 31, 2022.
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

1. Restatement of Financial Stateme
nt
s:

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

Instead, this type of transaction is considered to be a capital transaction of the legal acquiree  and is equivalent to the issuance of shares by the private entity for the net monetary assets of the public shell corporation (Lovarra) accompanied by a recapitalization.  Any excess of the fair value of the shares issued by the private entity over the value of the net monetary assets of the public shell corporation (Lovarra) is recognized as a reduction to equity. Based upon the above analysis, the company is restating the transaction accordingly in its interim financial statements as of and for the three months ended June 30, 2023 and audited financial statements for the fiscal year ended December 31, 2022.

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-Q. Upon further evaluation, the Company determined that prior quarter adjustments were necessary. The Company acquired substantially all the CreateApp assets from Logiq in exchange for
26,350,756 of the Company’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business
,
on
the acquisition date, goodwill of $
7,500,000 and intangible assets of $24,000,000 were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023
. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on December 31, 2022.

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

GoLogiq, Inc.
Balance Sheets
Restated
(Expressed in U.S. dollars)

	June 30, 2023	December 31, 2022
	$	$

ASSETS
Current Assets
Cash and cash equivalents	2,885	35,254
TOTAL ASSETS	2,885	35,254
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	1,147,165	1,321,483
Notes payable	217,446	-
Due to a related party, Logiq Inc	483,921	788,045
Total Liabilities	1,848,532	2,109,528
Stockholder’s Funds (Deficit)
Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 134,127,556 and 40,444,083 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	134,128	40,444
Preferred stock Authorized: 10,000,000 shares of preferred stock, 2,000,000 shares was extinguished as of June 30, 2023 and outstanding as of December 31, 2022, respectively	-	2,000
Additional paid-in capital	10,329,118	5,864,283
Share subscriptions receivable	(58)	(58)
Accumulated deficit	(12,308,835)	(7,980,943)
Total Stockholder’s Funds	(1,845,647)	(2,074,274)
TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	2,885	35,254

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	$	$	$	$

Service Revenue	2,573	1,633,375	74,489	4,942,392
Cost of Service	1,486	873,072	40,131	3,108,413
Gross Profit	1,087	760,303	34,358	1,833,979

Operating Expenses
General and administrative	2,391,446	432,120	4,292,750	1,800,919
Sales and marketing	-	-	-	5,000
Research and development	14,500	975,000	69,500	2,065,500
Total Operating Expenses	2,405,946	1,407,120	4,362,250	3,871,419

(Loss) from Operations	(2,404,859)	(646,817)	(4,327,892)	(2,037,440)

Income tax (Corporate tax)	-	-	-	-

Net (Loss) and Comprehensive (Loss)	(2,404,859)	(646,817)	(4,327,892)	(2,037,440)

Basic and Diluted Net (Loss) per Common Share	(0.019)	(0.018)	(0.048)	(0.065)

Weighted Average Number of Common Shares Outstanding	128,591,308	35,706,152	90,247,375	31,197,058

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Stockholder’s Equity (Deficit)
Restated
(Expressed in U.S. dollars)

	Common Stock		Additional Paid-in	Share Subscription	Accumulated	Total Stockholders'
	Number of	Am ount	Capi tal	Receivable	Deficit	Equity (Deficit)
	Shares	$	$	$	$	$
Balance, December 31, 2022	40,444,083	42,444	5,864,283	(58)	(7,980,943)	(2,074,274)

Issuance of Shares	76,936,479	74,937	245,515	-	-	320,452

Issuance of Shares for service	7,229,073	7,229	1,807,268	-	-	1,814,497

Net (loss) for the period	-	-	-	-	(1,923,033)	(1,923,033)

Balance, March 31, 2023	124,609,635	124,610	7,917,066	(58)	(9,903,976)	(1,862,358)

Issuance of Shares	260,521	261	2,412,052	-	-	2,412,313

Issuance of Shares for service	9,257,400	9,257	-	-	-	9,257

Net (loss) for the period	-	-	-	-	(2,404,859)	(2,404,859)

Balance, June 30, 2023	134,127,556	134,128	10,329,118	(58)	(12,308,835)	(1,845,647)

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount $	$	$	$	$
Balance, December 31, 2021	26,350,756	26,351	3,400,270	-	(3,426,621)	-

Issuance of Shares for share exchange	5,731,000	5,731	(48,316)	(58)	-	(42,643)

Issuance of Shares for service	3,120,000	3,120	(3,120)	-	-	-

Net (loss) for the period	-	-	-	-	(1,390,623)	(1,390,623)

Balance, March 31, 2022	35,201,756	35,202	3,348,834	(58)	(4,817,244)	(1,433,266)

Issuance of Shares	600,000	600	632,158	-	-	632,758

Net (loss) for the period	-	-	-	-	(646,817)	(646,817)

Balance, June 30, 2022	35,801,756	35,802	3,980,992	(58)	(5,464,060)	(1,447,324)

(The accompanying notes are an in
te
gral part of these financial statements)

GoLogiq, Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
	$	$

OPERATING ACTIVITIES
Net (Loss) for the Period	(4,327,892)	(2,037,440)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	(174,318)	-
Issuance of shares for service received	4,556,518	936,250
Net Cash Provided by (Used in) Operating Activities	54,308	(1,101,190)
FINANCING ACTIVITIES
Due from related party	(304,123)	1,447,324
Nets payable	217,446	-
Net Cash Provided by (Used in) Financing Activities	(86,677)	1,447,324
INVESTING ACTIVITIES
Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	-	(346,134)
Net Movement in Investing Activities	-	(346,134)
Change in Cash	(32,369)	-
Cash, Beginning of Year	35,254	-
Cash, End of Period	2,885	-
NON-CASH TRANSACTION
Issuance of shares for services received	4,121,618	936,250

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

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the six months ended June 30, 2023, the Company has incurred operating losses of $4,327,892 and $2,037,440 from operating losses for the six months ended June 30, 2022. As at June 30, 2023, the Company has a working capital deficit of $1,845,647 and an accumulated deficit of $12,308,835
. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its Consolidated Balance Sheets as of June 30, 2023, Consolidated Statements of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows and its Notes to the Consolidated Financial Statements of the six months ended June 30, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 21, 2023 (the “Original Form 10-Q”). These consolidated financial statements have been restated to reflect reverse acquisition with would not have resulted in the recognition of goodwill and intangible assets.

1. Restatement of Financial Statements:

On November 21, 2023, the Staff of the U.S. Securities and Exchange Commission released a statement highlighting the accounting acquiree (Lovarra) is a nonoperating public shell corporation and does not meet the definition of a business, this transaction cannot be considered a business combination. Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, the company will restate the transaction accordingly. In light of the SEC Staff Statement, the Company is restating its financial statements as of and for the six months ended June 30, 2023 and December 31, 2022.

The reason for the Company restatement of the acquisition of AppLogiq/CreateApp by Lovarra from that of a reverse merger to that of a capital transaction is that Lovarra does not meet the definition of a business under ASC 805.  Under ASC 805, a business consists of inputs and processes applied to those inputs that have the ability to create outputs.  Although businesses usually have outputs, outputs are not required for an integrated set to qualify as a business.  In the context of Lovarra and its previous SEC filings, Lovarra was disclosed as a going concern risk and was not producing any outputs nor generating business revenue and, therefore, does not meet the definition of a business. So in this situation, the merger of Gologiq (a private operating entity) into Lovarra (a non-operating public shell corporation with nominal net assets) resulted in the owners of Gologiq (the private entity) gaining control over the combined entity after the transaction, and the shareholders of Lovarra (the former public shell corporation) continuing only as passive investors. Because the accounting acquiree (Lovarra) is a non-operating public shell corporation and does not meet the definition of a business, this transaction cannot be considered a business combination. Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, the company will restate the transaction accordingly.

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-Q. Upon further evaluation, the Company determined that prior year adjustments were necessary. The Company acquired substantially all the CreateApp assets from Logiq in exchange for 26,350,756 of the Company’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business, on the acquisition date, goodwill of $7,500,000 and intangible assets of $24,000,000 were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on December 31, 2022
.

The following presents a reconciliation of the impacted financial statement line items as filed to th
e res
tated amounts as of June 30, 2023. The previously reported amounts reflect those included in the Original Filing of our Quarterly Report on Form 10-Q as of and for the months ended June 30, 2023 filed with the SEC on August 21, 2023. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the Company is the accounting acquirer in the CreateApp business acquisition and the transactions was a reverse acquisition which would not have resulted in the recognition of goodwill and intangible assets.

GoLogiq, Inc.
Balance Sheets
(Expressed in U.S. dollars)

		June 30, 2023			December 31, 2022
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

ASSETS

Current Assets
Cash and cash equivalents	2,885	-	2,885	35,254	-	35,254
Intangible assets, net	8,968,000	(8,968,000)	-	8,968,000	(8,968,000)	-
Goodwill	2,832,000	(2,832,000)	-	2,832,000	(2,832,000)	-

TOTAL ASSETS	11,802,885	(11,800,000)	2,885	11,835,254	(11,800,000)	35,254

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	1,123,771	23,394	1,147,165	1,321,483	-	1,321,483
Notes payable	-	217,446	217,446	-	-	-
Due to a related party	483,921	-	483,921	788,045	-	788,045

Total Liabilities	1,607,692	240,840	1,848,532	2,109,528	-	2,109,528

Stockholder’s Funds (Deficit)

Common stock
Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 134,127,556 and 40,444,083 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	134,128	-	134,128	40,444	-	40,444
Preferred stock Authorized: 10,000,000 shares of preferred stock, 2,000,000 shares was extinguished as of June 30, 2023 and outstanding as of December 31, 2022, respectively	2,000	(2,000)	-	2,000	-	2,000
Additional paid-in capital	38,686,047	(28,356,929)	10,329,118	34,003,212	(28,138,929)	5,864,283
Share subscriptions receivable	(58)	-	(58)	(58)	-	(58)
Deficit	(28,626,924)	16,318,089	(12,308,835)	(24,319,872)	16,338,929	(7,980,943)

Total Stockholder’s Funds (Deficit)	10,195,193	(12,040,840)	(1,845,647)	9,725,726	(11,800,000)	(2,074,274)

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	11,802,885	(11,800,000)	2,885	11,835,254	(11,800,000)	35,254

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Three months ended June 30, 2023			Six months ended June 30, 2023
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated
Service Revenue	2,573	-	2,573	74,489	-	74,489
Cost of Service	1,486	-	1,486	40,131	-	40,131
Gross Profit	1,087	-	1,087	34,358	-	34,358

Operating Expenses
General and administrative	2,371,426	20,020	2,391,446	4,271,910	20,840	4,292,750
Research and development	14,500	-	14,500	69,500	-	69,500
Total Operating Expenses	2,385,926	20,020	2,405,946	4,341,410	20,840	4,362,250

Net (Loss) and Comprehensive (Loss)	(2,384,839)	(20,020)	(2,404,859)	(4,307,052)	(20,840)	(4,327,892)

Basic and Diluted Net (Loss) per Common Share	(0.019)	-	(0.019)	(0.048)	-	(0.048)

Weighted Average Number of Common Shares Outstanding	128,591,308	-	128,591,308	90,247,375	-	90,247,375

GoL
o
giq, Inc.
Statement of Cash Flows
(Expressed in U.S. dollars)

		Six months ended June 30, 2023			Six months ended June 30, 2022
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

OPERATING ACTIVITIES

Net (Loss) for the Period	(4,307,052)	(20,840)	(4,327,892)	(2,037,440)	-	(2,037,440)
Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	-	-	-	(271,801)	271,801	-
Accounts payable and accrued liabilities	(126,460)	(47,858)	(174,318)	28,060	(28,060)	-
Issuance of shares for service received	4,776,518	(220,000)	4,556,518	936,250	-	936,250
Net Cash Provided by (Used in) Operating Activities	343,006	(288,698)	54,308	(1,344,931)	243,741	(1,101,190)

FINANCING ACTIVITIES
Due to related party	(375,375)	71,252	(304,123)	598,729	(848,595)	1,447,324
Notes payable	-	217,446	217,446
Net Cash Provided by (Used in) Financing Activities	(375,375)	288,698	(86,677)	598,729	(848,595)	1,447,324

INVESTING ACTIVITIES
Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	-	-	-	746,202	(1,092,336)	(346,134)
Net Movement in Investing Activities	-	-	-	746,202	(1,092,336)	(346,134)

Change in Cash	(32,369)	-	(32,369)	-	-	-

Cash, Beginning of Year	35,254	-	35,254	-	-	-

Cash, End of Period	2,885	-	2,885	-	-	-

NON-CASH TRANSACTION
Issuance of shares for services received	4,121,618	-	4,121,618	936,250	-	936,250

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

Note 5 – Legal Matters

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

Note 6 – Notes payable

As of June 30, 2023, the Company has notes payable outstanding totalling $217,446, consisting of the following:

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

In addition, Section 1.03 is amended and replaced in its entirety such that will be entitled to an earn-out payment (the “Earn-Out Payment”) payable pursuant to the terms of the Agreement. The Earn-Out Payment will be payable if on a date that is six months after the Closing Date (the “Earn-Out Determination Date”), Buyer’s market capitalization at the close of the trading day (the “Buyer Market Cap”) exceeds $105,000,000 (the “Assumed Market Cap”). The Earn-Out Payment shall be as follows: (i) if the Buyer Market Cap on the Earn-Out Determination Date exceeds the Assumed Market Cap but is less than or equals to $130,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing seventy percent (70%) of the increase in value over the Assumed Market Cap; (ii) if the Buyer Market Cap on the Earn-out Determination Date exceeds $130,000,000but is less than or equals to $
160,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing eighty percent (80%) of the increase in value over the Assumed Market Cap; and (iii) if the Buyer Market Cap on the Earn-out Determination Date exceeds $160,000,000, Seller shall receive such additional number of shares of Buyer Common Stock representing ninety percent (90%) of the increase in value over the Assumed Market Cap.

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

Operating Expenses

Operating expenses were $2,405,946 and $1,407,120 for the three months ended June 30, 2023 and 2022, respectively.

The increase is mainly due to stock compensation of $2,314,350 and $156,250 for the three months ended June 30, 2023 and 2022, respectively.

Net Loss

Our net loss for the three months ended June 30, 2023 was ($2,404,859) compared to net loss of ($646,817) during the three months ended June 30, 2022, which increase is mainly attributable to stock compensation of $2,314,350.

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

Operating Expenses

Operating expenses were $4,368,250 and $3,871,419 for the six months ended June 30, 2023 and 2022, respectively.

The increase is mainly due to stock compensation of $4,121,618 and $936,250 for the six months ended June 30, 2023 and 2022, respectively.

Net Loss

Our net loss for the six months ended June 30, 2023 was ($4,333,892) compared to net loss of ($2,037,440) during the six months ended June 30, 2022, which increased due to stock compensation of $4,121,618.

Liquidity and Capital Resources

During the six months ended June 30, 2023, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2022.

As of June 30, 2023, our total assets were $2,885, compared to $35,254 in total assets as of December 31, 2022.

Stockholders’ deficit were $(1,845,647) as of June 30, 2023, compared to stockholders’ deficit of $(2,074,274) as of December 31, 2022.

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

Cash Used in Operating Activities

Operating activities provided by
$54,308
in operations for the six months ended June 30, 2023, as compared to ($1,101,190) in for the six months ended June 30, 2022. This increase is attributable to net loss from operations of ($4,333,892).

Financing Activities

During the six months ended June 30, 2023, financing activities net cash used in ($86,677) compared to net cash provided by
$1,447,324
for the six months ended June 30, 2022

Investing Activities

Investing activities provided $nil in cash for the six months ended June 30, 2023, as compared to $(346,134)
for the six months ended June 30, 2022. This decrease is a result of the platform of CreateApp had been completed spin off in Q1 2023.

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

Based on the results of our reassessment of the deficiencies in the operating effectiveness of certain of our internal controls, we have determined that a material weakness existed in our internal control over financial reporting as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified by management primarily relates to design deficiencies in the information and communication component of the COSO Framework, that also impacted the design and operating effectiveness of elements of the risk assessment and other components. In particular, management has identified deficiencies in operating effectiveness that, in combination, represent a material weakness in internal control over financial reporting as follows:

•
Lack of adequate policies and procedures in internal audit function, which resulted in: (1) lack of communication between the internal audit department and the Audit Committee and the Board of Directors; (2) insufficient internal audit work to ensure that the Company’s policies and procedures have been carried out as planned;

•
Lack of sufficient full-time accounting staff in our accounting department that have experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (“GAAP”); and

•	Lack of sufficient accounting personnel which would provide segregation of duties within our internal control procedures to support the accurate reporting of our financial results.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the month ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

