Form 10-Q/A
period 2023-09-30
GoLogiq, Inc.
filed 2024-04-30
CIK 1746278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
(Amendment No.1)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes
☐
 No
☒

As of November 14, 2023, 63,136,499 shares of the registrant’s common stock were issued and outstanding.

EXPLANATORY NOTE

GoLogiq, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2023 (the “Original Form 10-Q”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on February 9, 2024, the Company is restating its previously issued unaudited interim financial statements as of and for the nine months ended September 30, 2023 and audited financial statements for the fiscal year ended December 31, 2022.
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

Based upon the above analysis, the company is restating the transaction accordingly in its interim financial statements as of and for the three months ended September 30, 2023 and audited financial statements for the fiscal year ended December 31, 2022.

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

ii

3. Re-audit:

In connection with the restatement of the financial statements and the change in accounting treatment described above, the Company continues to engaged current auditor Centurion ZD CPA & Co. to conduct a re-audit of the affected year ended
financial statements. The re-audit was performed in accordance with U.S. GAAP.

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal quarter ended September 30,2023 restatements described below. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

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

iii

GoLogiq, Inc.
QUARTERLY REPORT ON FORM 10-Q

iv

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
1

GoLogiq, Inc.
Balance Sheets
Restated
(Expressed in U.S. dollars)

	September 30, 2023	December 31, 2022
	$	$

ASSETS

Current Assets
Cash and cash equivalents	237	35,254

TOTAL ASSETS	237	35,254

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	1,165,852	1,321,483
Notes payable	445,602	-
Due to a related party, Logiq Inc	482,420	788,045

Total Liabilities	2,093,874	2,109,528

Stockholder’s Funds (Deficit)

Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 70,681,954 and 40,444,083 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	70,682	40,444
Preferred stock Authorized: 10,000,000 shares of preferred stock, 2,000,000 shares was extinguished as of September 30, 2023 and outstanding as of December 31, 2022, respectively	-	2,000
Additional paid-in capital	10,471,675	5,864,283
Share subscriptions receivable	(58)	(58)
Accumulated deficit	(12,635,936)	(7,980,943)

Total Stockholder’s (Deficit)	(2,093,637)	(2,074,274)

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	237	35,254

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss

Restated

(Expressed in U.S. dollars)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	$	$	$	$

Service Revenue	-	334,987	74,489	5,277,379
Cost of Service	-	179,580	40,131	3,287,992
Gross Profit	-	155,407	34,358	1,989,387

Operating Expenses
General and administrative	327,101	511,567	4,619,851	2,312,486
Sales and marketing	-	-	-	5,000
Research and development	-	321,000	69,500	2,386,500
Total Operating Expenses	327,101	832,567	4,689,351	4,703,986

(Loss) from Operations	(327,101)	(677,160)	(4,654,993)	(2,714,599)

Income tax (Corporate tax)	-	-	-	-

Net (Loss) and Comprehensive (Loss)	(327,101)	(677,160)	(4,654,993)	(2,714,599)

Basic and Diluted Net (Loss) per Common Share	(0.002)	(0.019)	(0.045)	(0.083)

Weighted Average Number of Common Shares Outstanding	132,839,434	36,463,337	104,600,743	32,748,824

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Stockholder’s Equity (Deficit)
Restated
(Expressed in U.S. dollars)

	Common Stock		Additional	Share Subscription	Accumulated	Total Stockholders'
	Number of	Amount	Paid-in Capital	Receivable	Deficit	Equity (Deficit)
	Shares	$	$	$	$	$
Balance, December 31, 2022	40,444,083	42,444	5,864,283	(58)	(7,980,943)	(2,074,274)

Issuance of Shares	76,936,479	74,937	245,515	-	-	320,452

Issuance of Shares for service	7,229,073	7,229	1,807,268	-	-	1,814,497

Net (loss) for the year	-	-	-	-	(1,923,033)	(1,923,033)

Balance, March 31, 2023	124,609,635	124,610	7,917,066	(58)	(9,903,976)	(1,862,358)

Issuance of Shares	260,521	261	97,702	-	-	97,963

Issuance of Shares for service	9,257,400	9,257	2,314,350	-	-	2,323,607

Net (loss) for the year	-	-	-	-	(2,404,859)	(2,404,859)

Balance, June 30, 2023	134,127,556	134,128	10,329,118	(58)	(12,308,835)	(1,845,647)

Shares Return	(63,762,046)	(63,762)	280,446	-	-	216,684

Issuance of Shares for service	316,444	316	(137,889)	-	-	(137,573)

Net (loss) for the year	-	-	-	-	(327,101)	(327,101)

Balance, September 30, 2023	70,681,954	70,682	10,471,675	(58)	(12,635,936)	(2,093,637)

	Common Stock		Additional	Share Subscription	Accumulated	Total Stockholders'
	Number of Shares	Amount $	Paid-in Capital $	Receivable $	Deficit $	Equity (Deficit) $
Balance, December 31, 2021	26,350,756	26,351	3,400,270	-	(3,426,621)	-

Issuance of Shares for share exchange	5,731,000	5,731	(48,316)	(58)	-	(42,643)

Issuance of Shares for service	3,120,000	3,120	(3,120)	-	-	-

Net (loss) for the period	-	-	-	-	(1,390,623)	(1,390,623)

Balance, March 31, 2022	35,201,756	35,202	3,348,834	(58)	(4,817,244)	(1,433,266)

Issuance of Shares	600,000	600	632,158	-	-	632,758

Issuance of Shares for service	-	-	-	-	-	-

Net (loss) for the period	-	-	-	-	(646,817)	(646,817)

Balance, June 30, 2022	35,801,756	35,802	3,980,992	(58)	(5,464,060)	(1,447,324)

Issuance of Shares	236,661	237	425,482	-	-	425,719

Cancel shares	(6)	-	-	-	-	-

Issuance of Shares for service	874,848	874	212,461			213,335

Net (loss) for the period	-	-	-	-	(677,160)	(677,160)

Balance, September 30, 2022	36,913,259	36,913	4,618,935	(58)	(6,141,220)	(1,485,430)

(The accompanying notes are an integral part of these financial statements)

GoLogiq, Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
	$	$

OPERATING ACTIVITIES

Net (Loss) for the Period	(4,654,993)	(2,714,599)

Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	(155,631)	-
Issuance of shares for service received	4,635,629	1,148,712
Net Cash (Used in) Operating Activities	(174,995)	(1,565,887)

FINANCING ACTIVITIES

Due (to) from related party, Logiq Inc	(305,624)	1,485,430
Notes payable	445,602	-
Net Cash Provided by Financing Activities	139,978	1,485,430

INVESTING ACTIVITIES

Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	-	80,457
Net Movement in Investing Activities	-	80,457

Change in Cash	(35,017)	-

Cash, Beginning of Year	35,254	-

Cash, End of Period	237	-

NON-CASH TRANSACTION
Issuance of shares for services received	4,200,729	1,148,712

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

As of the date of this Report, the transactio
ns contemplated under the Share Purchase Agreement and the Recruiter Amendment have not yet closed.

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
  As of the date of this Report, the transactions contemplated under the Share Exchange Agreement have not yet closed.

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

As GammaRey has been unable to obtain and deliver audited financial statements as contemplated by the parties, which financials statements are necessary for required public disclosures by the Company pursuant to the U.S. federal securities laws, the Company, GammaRey and the GammaRey Shareholders have entered into a Mutual Termination Of Share Exchange Agreement And Plan Of Reorganization And Mutual Release (the “GammaRey Termination Agreement”) whereby the parties mutually elected to abandon the proposed business combination and to terminate the Share Exchange Agreement and cancel the GammaRey Shareholder Shares totaling seventy-six million two hundred forty-seven thousand five hundred (76,247,500) shares that were issued pursuant to the GammaRey Share Exchange Agreement.  As such, the Company, GammaRey and the GammaRey Shareholders executed a Termination Of Share Exchange Agreement And Plan Of Reorganization And Mutual Release (the “GammaRey Termination Agreement”), dated July 19, 2023.  As of the date of this Report, the Company has obtained signatures from the GammaRey Shareholders representing seventy-seven million five hundred thousand (77,500,000) shares; however, there is a court order hold on AD Securities America LLC’s holdings of 1,440,000 shares.  Except for the holdings of AD Securities America LLC, all shares have been returned to Treasury and cancelled.

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

Going Concern

These financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to support operations, and the attainment of profitable operations.  During the nine months ended September 30, 2023, the Company has incurred operating losses of $4,654,993 and $2,714,599 from operating losses for the nine months ended September 30, 2022. As at September 30, 2023, the Company has a working capital deficit of $2,093,637 and an accumulated deficit of $12,635,936. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Restatement of Previously Issued Consolidated Financial Statements
The Company has restated its Consolidated Balance Sheets as of September 30, 2023, Consolidated Statements of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows and its Notes to the Consolidated Financial Statements of the nine months ended September 30, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 21, 2023 (the “Original Form 10-Q”). These consolidated financial statements have been restated to reflect reverse acquisition with would not have resulted in the recognition of goodwill and intangible assets.

1. Restatement of Financial Statements:

On November 21, 2023, the Staff of the U.S. Securities and Exchange Commission released a statement highlighting the accounting acquiree (Lovarra) is a nonoperating public shell corporation and does not meet the definition of a business, this transaction cannot be considered a business combination. Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, the company will restate the transaction accordingly. In light of the SEC Staff Statement, the Company is restating its financial statements as of and for the nine months ended September 30, 2023 and December 31, 2022.

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

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of September 30, 2023. The previously reported amounts reflect those included in the Original Filing of our Quarterly Report on Form 10-Q as of and for the months ended September 30, 2023 filed with the SEC on November 14, 2023. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the Company is the accounting acquirer in the CreateApp business acquisition and the transactions was a reverse acquisition which would not have resulted in the recognition of goodwill and intangible assets.

GoLogiq, Inc.
Balance Sheets
(Expressed in U.S. dollars)

	September 30, 2023			December 31, 2022
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

ASSETS

Current Assets
Cash and cash equivalents	237	-	237	35,254	-	35,254
Intangible assets, net	8,968,000	(8,968,000)	-	8,968,000	(8,968,000)	-
Goodwill	2,832,000	(2,832,000)	-	2,832,000	(2,832,000)	-

TOTAL ASSETS	11,800,237	(11,800,000)	237	11,835,254	(11,800,000)	35,254

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	1,130,890	34,962	1,165,852	1,321,483	-	1,321,483
Notes payable	-	445,602	445,602	-	-	-
Due to a related party	482,420	-	482,420	788,045	-	788,045

Total Liabilities	1,613,310	480,564	2,093,874	2,109,528	-	2,109,528

Stockholder’s Funds (Deficit)

Common stock
Common stock Authorized: 200,000,000 shares of common stock, $0.001 par value 70,681,954 and 40,444,083 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	70,682	-	70,682	40,444	-	40,444
Preferred stock Authorized: 10,000,000 shares of preferred stock, 2,000,000 shares was ext i nguished as of September,30 2023 and December 31, 2022, respectively	-	-	-	2,000	-	2,000
Additional paid-in capital	39,045,604	(28,573,929)	10,471,675	34,003,212	(28,138,929)	5,864,283
Share subscriptions receivable	(58)	-	(58)	(58)	-	(58)
Deficit	(28,929,301)	16,293,365	(12,635,936)	(24,319,872)	16,338,929	(7,980,943)

Total Stockholder’s Funds (Deficit)	10,186,927	(12,280,564)	(2,093,637)	9,725,726	(11,800,000)	(2,074,274)

TOTAL LIABILITIES AND STOCKHOLDER’S FUNDS	11,800,237	(11,800,000)	237	11,835,254	(11,800,000)	35,254

GoLogiq, Inc.
Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	As Filed	Restatement Adjustment	Restated	As Filed	Restatement Adjustment	Restated

Service Revenue	-	-	-	74,489	-	74,489
Cost of Service	-	-	-	40,131	-	40,131
Gross Profit	-	-	-	34,358	-	34,358

Operating Expenses
General and administrative	302,377	24,724	327,101	4,574,287	45,564	4,619,851
Research and development	-	-	-	69,500	-	69,500
Total Operating Expenses	302,377	24,724	327,101	4,643,787	45,564	4,689,351

Net (Loss) and Comprehensive (Loss)	(302,377)	(24,724)	(327,101)	(4,609,429)	(45,564)	(4,654,993)

Basic and Diluted Net (Loss) per Common Share	(0.002)	-	(0.002)	(0.044)	-	(0.045)

Weighted Average Number of Common Shares Outstanding	132,839,434	-	132,839,434	104,600,743	-	104,600,743

GoLogiq, Inc.
Statement of Cash Flows
(Expressed in U.S. dollars)

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	As Filed	Adjustment	Restated	As Filed	Restatement Adjustment	Restated

OPERATING ACTIVITIES

Net (Loss) for the Period	(4,609,429)	(45,564)	(4,654,993)	(2,714,599)	-	(2,714,599)
Changes in Operating Assets and Liabilities:
Prepaid expense and deposits	-	-	-	(292,051)	292,051	-
Accounts payable and accrued liabilities	(119,342)	(36,289)	(155,631)	66,164	(66,164)	-
Issuance of shares for service received	5,070,629	(435,000)	4,635,629	1,148,712	-	1,148,712
Net Cash (Used in) Operating Activities	341,858	(516,853)	(174,995)	(1,791,774)	225,887	(1,565,887)

FINANCING ACTIVITIES
Due to related party	(376,875)	71,251	(305,624)	618,979	866,451	1,485,430
Notes payable	-	445,602	445,602	-	-	-
Net Cash Provided by Financing Activities	(376,875)	516,853	139,978	618,979	866,451	1,485,430

INVESTING ACTIVITIES
Arising from transitional arrangements and carve out assumptions on allocation of CreateApp and GoLogiq costs from Logiq, Inc. to the Company	-		-	1,172,795	(1,092,338)	80,457
Net Movement in Investing Activities	-	-	-	1,172,795	(1,095,338)	80,457

Change in Cash	(35,017)	-	(35,017)	-		-

Cash, Beginning of Year	35,254	-	35,254	-	-	-

Cash, End of Year	237	-	237	-		-

NON-CASH TRANSACTION
Issuance of shares for services received	4,200,729	-	4,200,729	1,148,712	-	1,148,712

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

Note 2 – Significant Accounting Policies
 (continued)

As of September 30, 2023 and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positi ons.

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

On July 26, 2022, the Company sold and issued an aggregate of 2,000,000 shares of its newly created Series A Preferred Stock, par value $0.001 per share (“Series A Preferred”), to certain members of its management for an aggregate purchase price of $20,000 ($0.01 per share). The Series A Preferred Stock issued to each of such members of management are to a repurchase option, and shall vest as follows: (i) 25% at issuance and (ii) the remaining 75% in equal monthly instalments over a period of twelve months from the date of issuance, provided that the relevant holder provides continued service to the Company during such period.  Commensurate with the closing of the Gamma Rey transaction on March 7, 20
2
3, the 2,000,000 shares of t
he Series A Preferred Stock, par value $0.001 per share (“Series A Preferred”) were converted by the holders into 6,000,000 shares of Company common stock, and the Series A Preferred was extinguished.

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

Note 6 – Notes payable

As of September 30, 2023, the Company has notes payable outstanding totalling $445,602, consisting of the following:

A notes payable to Emmis Capital II, LLC was issued date on March 1, 2023, with principal amount of $235,294, bearing interest at a fixed rate of 12% per annum, and originally due 8 months from the issue date. The maturity date was extended to February 14, 2024.

A notes payable to Dane Shea was issued date on July 17, 2023, with principal amount of $80,000, bearing interest at a fixed rate of 10% per annum, and originally due 12 months from the issue date.

A notes payable to Robert Seguso was issued date on July 17, 2023, with principal amount of $135,000, bearing interest at a fixed rate of 10% per annum, and originally due 12 months from the issue date.

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
19

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

Operating Expenses

Operating expenses were $327,101 and $832,567 for the three months ended September 30, 2023 and 2022, respectively.

The decrease is mainly due to research and development were $nil and $321,000 for the three months ended September 30, 2023 and 2022, respectively.

Net Loss

Our net loss for the three months ended September 30, 2023 was ($327,101) compared to net loss of ($677,160) during the three months ended September 30, 2022, which decrease is mainly attributable to research and development of $321,000.

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

Operating Expenses

Operating expenses were $4,689,351 and $4,703,986 for the nine months ended September 30, 2023 and 2022, respectively.

Net Loss

Our net loss for the nine months ended September 30, 2023 was ($4,654,993) compared to net loss of ($2,714,599) during the nine months ended September 30, 2022.

Liquidity and Capital Resources

During the nine months ended September 30, 2023, our primary sources of capital came from (i) cash flows from our operations, predominantly from providing services under our CreateApp platform, and (ii) our acquisition of the CreateApp working capital balance as of December 31, 2022.

As of September 30, 2023, our total assets were $237, compared to $35,254 in total assets as of December 31, 2022.

Stockholders’ deficit were $(2,093,637) as of September 30, 2023, compared to stockholders’ deficit of $(2,074,274) as of December 31, 2022.

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
21

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

Cash Used in Operating Activities

Operating activities cash used in ($174,995) in operations for the nine months ended September 30, 2023, as compared to ($1,565,887) for the nine months ended September 30, 2022. This increase is attributable to net loss from operations of ($4,654,993).

Financing Activities

During the nine months ended September 30, 2023, financing activities net cash provided by $139,978 compared to net cash provided by $1,485,430 for the nine months ended September 30, 2022

Investing Activities

Investing activities provided $nil in cash for the nine months ended September 30, 2023, as compared to $
80,457
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
22

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

Based on the results of our reassessment of the deficiencies in the operating effectiveness of certain of our internal controls, we have determined that a material weakness existed in our internal control over financial reporting as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified by management primarily relates to design deficiencies in the information and communication component of the COSO Framework, that also impacted the design and operating effectiveness of elements of the risk assessment and other components. In particular, management has identified deficiencies in operating effectiveness that, in combination, represent a material weakness in internal control over financial reporting as follows:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the month ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.

23

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
24

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

25

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

26