Form 10-K/A
period 2022-12-31
GoLogiq, Inc.
filed 2024-05-21
CIK 1746278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No.2)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

GoLogiq, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2023 (the “Original Form 10-K”) and amended by Amendment No.1 on Form 10-K/A filed with the SEC on April 30, 2024 (the “First Amended Form 10-K/A”).

This Amendment No. 2 is being filed for the purpose of:

(1)
Correcting and amending the Explanatory Note of the First Amended Form 10-K/A to clarify that the SEC did not at any time in any correspondence or discussions draw any conclusions or release any statements to the Company regarding the Company’s acquisition of the
AppLogiq/Createapp business from Logiq, Inc. (“Logiq”).

Accordingly, under the Explanatory Note, 1. Restatement of Financial Statements, the first paragraph is hereby deleted and restated in its entirety with the following:

1. Restatement of Financial Statements

In connection with a review of the Company’s periodic reports by the Staff of the SEC, and upon consultation with the Company’s auditor
Centurion ZD CPA & Co. (“Centurion”)
, management reassessed the accounting treatment of the spin-off of Logiq’s AppLogiq/CreateApp business to the Company.  Management determined that the Company is the accounting acquiree in the AppLogiq/CreateApp business acquisition.  As the Company was a nonoperating shell corporation at the time of the transaction and did not meet the definition of a business, this transaction cannot be considered a business combination.  Instead,  the transaction was a reverse acquisition and the Company ceased to be a shell company as a result of the AppLogiq/CreateApp acquisition from Logiq.

In addition, under Note 2, Restatement of Previously Issued Consolidated Financial Statements, 1. Restatement of Financial Statements, the first paragraph is hereby deleted and restated in its entirety with the following:

1. Restatement of Financial Statements

In connection with a review of the Company’s periodic reports by the Staff of the SEC, and upon consultation with the Company’s auditor
Centurion ZD CPA & Co. (“Centurion”)
, management reassessed the accounting treatment of the spin-off of Logiq’s AppLogiq/CreateApp business to the Company.  Management determined that the Company is the accounting acquiree in the AppLogiq/CreateApp business acquisition.  As the Company was a nonoperating shell corporation at the time of the transaction and did not meet the definition of a business, this transaction cannot be considered a business combination.
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
In light of the above, the Company. is restating its financial statements as of and for the fiscal year ended December 31, 2022 and December 31, 2021.

(2)	Adding below sentence on the auditor opinion pages, which was inadvertently omitted from the Original filing.

Restatement of 2022 Financial Statements

As discussed in Note 2 to the financial statements, the 2022 financial statements have been restated to correct a misstatement.

As required by the rules of the SEC, this Amendment No. 2 refers to paragraph 18(e) of PCAOB Auditing Standards AS 3101 and paragraphs 9-10 and 16-17 of AS 2820.

Except as described above, this Amendment No. 2 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Filing, nor does it reflect events occurring after the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.  This Amendment No. 2 does not otherwise update any exhibits as originally filed or previously amended.

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

Restatement of 2022 Financial Statements

As discussed in Note 2 to the financial statements, the 2022 financial statements have been restated to correct a misstatement.

/s/ Centurion ZD CPA & Co
Centurion ZD CPA & Co.
Hong Kong
March 27, 2023, except for the effects of the financial statement of the restatement described in Note 2, as to which the date May 21, 2024
We have served as the Company’s auditor since 2022

PCAOB ID # 2769

PART IV

Item 15. Exhibit and Financial Statement Schedules
.

(a)(3) Exhibits. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

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

May 21, 2024

GoLogiq, Inc.

By:	/s/ Granger Whitelaw
Granger Whitelaw
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Granger Whitelaw	Chief Executive Officer (Principal Executive Officer )	May 21, 2024
Granger Whitelaw

/s/ Stephen Jones	Chief Financial Officer (Principal Financial Officer)	May 21, 2024
Stephen Jones

/s/ Brent Suen	Director	May 21, 2024
Brent Suen

/s/ John MacNeil	Director	May 21, 2024
John MacNeil

/s/ Peter Bordes	Director	May 21, 2024
Peter Bords

/s/ Candice Beaumont	Director	May 21, 2024
Candice Beaumont