Form 10-Q/A
period 2022-03-31
GoLogiq, Inc.
filed 2024-06-27
CIK 1746278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No.
2
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

EXPLANATORY NOTE

GoLogiq, Inc. (formerly known as Lovarra) (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 20, 2022 (the “Original Form 10-Q”) and amended by Amendment 1 on Form 10-Q/A filed with the SEC on April 30, 2024 (the “First Amended Form 10-Q/A”).

This Amendment is being filed for the purpose of:

(1)
Correcting and amending the Explanatory Note of the First Amended Form 10-Q/A to clarify that the SEC did not at any time in any correspondence or discussions draw any conclusions or release any statements to the Company regarding the Company’s acquisition of the
AppLogiq/Createapp business from Logiq, Inc. (“Logiq”).

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

In addition, under Note 2, Restatement of Previously Issued Consolidated Financial Statements, 1. Restatement of Financial Statements, the first paragraph is hereby deleted and restated in its entirety with the following:

1. Restatement of Financial Statements

In connection with a review of the Company’s periodic reports by the Staff of the SEC, and upon consultation with the Company’s auditor
Centurion ZD CPA & Co. (“Centurion”)
, management reassessed the accounting treatment of the spin-off of Logiq’s AppLogiq/CreateApp business to the Company (then named Lovarra).  Management determined that the Company is the accounting acquiree in the AppLogiq/CreateApp business acquisition.  As the Company was a nonoperating shell corporation at the time of the transaction and did not meet the definition of a business, this transaction cannot be considered a business combination.
Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, the Company will restate the transaction accordingly. In light of the above, the Company is restating its financial statements as of and for the three months ended March 31, 2022 and December 31, 2021.

This Amendment is being filed for the purpose of
reporting and disclosing the full Form 10-Q requirements, which includes a full set of restated financial statements and all footnote disclosures, incorporating all the revised restatement footnote corrections and amendments previously disclosed and discussed in the First Amended Form 10-Q/A.

This
Amendment
is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal quarter ended March 31, 2022 restatements described below. Accordingly, this
Amendment
should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

This
Amendment
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
Amendment
includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

Refer to Note 2,
Summary of Significant Accounting Policies
,
Restatement of Previously Issued Consolidated Financial Statements
 of the Notes to Consolidated Financial Statements of this
Amendment
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

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its Consolidated Balance Sheets as of March 31, 2022, Consolidated Statements of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows and its Notes to the Consolidated Financial Statements of the three months ended March 31, 2023, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 20, 2022 (the “Original Form 10-Q”). These consolidated financial statements have been restated to reflect a capital transaction which would not have resulted in the recognition of goodwill and intangible assets.

1. Restatement of Financial Statements:

In connection with a review of the Company’s periodic reports by the Staff of the SEC, and upon consultation with the Company’s auditor
Centurion ZD CPA & Co. (“Centurion”)
, management reassessed the accounting treatment of the spin-off of Logiq’s AppLogiq/CreateApp business to the Company (then named Lovarra).  Management determined that the Company is the accounting acquiree in the AppLogiq/CreateApp business acquisition.  As the Company was a nonoperating shell corporation at the time of the transaction and did not meet the definition of a business, this transaction cannot be considered a business combination.
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
In light of the

above
, the Company is restating its financial statements as of and for the three months ended March 31, 2022 and December 31, 2021.

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

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-Q. Upon further evaluation, the Company determined that prior year adjustments were necessary. The Company acquired substantially all the CreateApp assets from Logiq in exchange for 26,350,756 of the Company’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business, on the acquisition date, goodwill of $7,500,000 and intangible assets of $24,000,000 were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on
March
 31, 2022.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of March 31, 2022. The previously reported amounts reflect those included in the Original Filing of our Quarterly Report on Form 10-Q as of and for the months ended March 31, 2022 filed with the SEC on May 20, 2022. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the Company is the accounting acquire
e
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

Date: June 27, 2024

GoLogiq, Inc.

By:	/s/ Granger Whitelaw
Granger Whitelaw
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stephen Jones
Stephen Jones
Chief Financial Officer
(Principal Financial Officer)

