Form 10-Q/A
period 2022-06-30
GoLogiq, Inc.
filed 2024-06-27
CIK 1746278

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

EXPLANATORY NOTE

GoLogiq, Inc. (formerly known as Lovarra) (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 15, 2022 (the “Original Form 10-Q”) and amended by Amendment 1 on Form 10-Q/A filed with the SEC on April 30, 2024 (the “First Amended Form 10-Q/A”).

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

i

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

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-Q. Upon further evaluation, the Company determined that prior year adjustments were necessary. The Company acquired substantially all the CreateApp assets from Logiq in exchange for 26,350,756 of the Company’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business, on the acquisition date, goodwill of $7,500,000 and intangible assets of $24,000,000 were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on
June
 3
0
, 2022.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of June 30, 2022. The previously reported amounts reflect those included in the Original Filing of our Quarterly Report on Form 10-Q as of and for the months ended June 30, 2022 filed with the SEC on August 15, 2022. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the Company is the accounting acquiree
in the CreateApp business acquisition and the transactions was a reverse acquisition which would not have resulted in the recognition of goodwill and intangible assets.

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

