Form 10-Q/A
period 2022-09-30
GoLogiq, Inc.
filed 2024-06-27
CIK 1746278

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

EXPLANATORY NOTE

GoLogiq, Inc. (formerly known as Lovarra) (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Form 10-Q”) and amended by Amendment 1 on Form 10-Q/A filed with the SEC on April 30, 2024 (the “First Amended Form 10-Q/A”).

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

In addition, under Note 2, Restatement of Previously Issued Consolidated Financial Statements, 1. Restatement of Financial Statements, the first paragraph is hereby deleted and restated in its entirety with the following:

1. Restatement of Financial Statements

In connection with a review of the Company’s periodic reports by the Staff of the SEC, and upon consultation with the Company’s auditor
Centurion ZD CPA & Co. (“Centurion”)
, management reassessed the accounting treatment of the spin-off of Logiq
’s
AppLogiq/CreateApp business to the Company
(then named Lovarra)
.  Management determined that the Company is the accounting acquiree in the AppLogiq/CreateApp business acquisition.  As the Company was a nonoperating shell corporation at the time of the transaction and did not meet the definition of a business, this transaction cannot be considered a business combination.
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
full Form 10-
Q
requirements, which includes a full set of
restated
financial statements and all footnote
disclosures
, incorporating all
the revised restatement footnote
corrections and amendments previously disclosed and discussed in the First Amended Form 10-Q/A
.

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

1. Restatement of Financial Statements:

In connection with a review of the Company’s periodic reports by the Staff of the SEC, and upon consultation with the Company’s auditor
Centurion ZD CPA & Co. (“Centurion”)
, management reassessed the accounting treatment of the spin-off of Logiq
’s
AppLogiq/CreateApp business to the Company
(then named Lovarra)
.  Management determined that the Company is the accounting acquiree in the AppLogiq/CreateApp business acquisition.  As the Company was a nonoperating shell corporation at the time of the transaction and did not meet the definition of a business, this transaction cannot be considered a business combination.
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

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-Q. Upon further evaluation, the Company determined that prior year adjustments were necessary. The Company acquired substantially all the CreateApp assets from Logiq in exchange for 26,350,756 of the Company’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuation of the business, on the acquisition date, goodwill of $7,500,000 and intangible assets of $24,000,000 were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on
September
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

