Form 10-K/A
period 2022-12-31
GoLogiq, Inc.
filed 2024-06-27
CIK 1746278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No.
3
)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

GoLogiq, Inc. (the “Company”) is filing this Amendment No. 3 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2023 (the “Original Form 10-K”) and amended by Amendment No.1 on Form 10-K/A filed with the SEC on April 30, 2024 (the “First Amended Form 10-K/A”) and by Amendment No. 2 on Form 10-K/A filed with the SEC on May 21, 2024 (the “Second Amended Form 10-K/A”).

This Amendment No. 3 is being filed for the purpose of
reporting and disclosing the full Item 8 of Form 10-K requirements, which includes a full set of restated financial statements and all footnote disclosures, incorporating all the revised restatement footnote corrections and amendments previously disclosed and discussed in the First Amended Form 10-K/A and the Second Amended Form 10-K/A.

In connection with the restatement of the financial statements, the Company continues to engage current auditor Centurion ZD CPA & Co. to conduct a re-audit of the affected year ended financial statements. The re-audit was performed in accordance with U.S. GAAP.

This Amendment is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal year 2022 and 2021 restatements described below. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-K.

This Amendment sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

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

NAME	TITLE	DATE

/s/ Granger Whitelaw	Chief Executive Officer (Principal Executive Officer )	June 27, 2024
Granger Whitelaw

/s/ Stephen Jones	Chief Financial Officer (Principal Financial Officer)	June 27, 2024
Stephen Jones

/s/ Brent Suen	Director	June 27, 2024
Brent Suen

/s/ John MacNeil	Director	June 27, 2024
John MacNeil

/s/ Peter Bords	Director	June 27, 2024
Peter Bords

/s/ Candice Beaumont	Director	June 27, 2024
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
,322 and negative cash flows of $1,277,877 from operations for the year then ended December 31, 2022. As at December 31, 2022, the Company has a working capital deficit of $2,074,274 and an accumulated deficit of $
7,980,943
. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Centurion ZD CPA & Co
Centurion ZD CPA & Co.
Hong Kong
March 27, 2023, except for the effects of the financial statement of the restatement described in Note 2, as to which the date is June 27, 2024
We have served as the Company’s auditor since 2022

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

The Company applies judgment
to
the application of the going concern assumption

which requires management to take into account all available information about the future, which is at least, but not limited to, 12 months from the end of the reporting period and in the factors regarding the impairment of the property and equipment.

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

