Form 10-Q/A
period 2023-03-31
GoLogiq, Inc.
filed 2024-06-27
CIK 1746278

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

EXPLANATORY NOTE

GoLogiq, Inc. (formerly known as Lovarra) (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2023 (the “Original Form 10-Q”) and amended by Amendment 1 on Form 10-Q/A filed with the SEC on April 30, 2024 (the “First Amended Form 10-Q/A”).

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

This Amendment is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal quarter ended March 31, 2023 restatements described below. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

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
Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, the Company will restate the transaction accordingly. In light of the above, the Company is restating its financial statements as of and for the three months ended March 31, 2022
3
and December 31, 202
2
.

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
 31, 202
3
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

June 27
, 2024

GoLogiq, Inc.

By:	/s/ Granger Whitelaw
Granger Whitelaw
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stephen Jones
Stephen Jones
Chief Financial Officer
(Principal Financial Officer)
22