Form 10-Q/A
period 2023-06-30
GoLogiq, Inc.
filed 2024-06-27
CIK 1746278

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

EXPLANATORY NOTE

GoLogiq, Inc. (formerly known as Lovarra) (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 21, 2023 (the “Original Form 10-Q”) and amended by Amendment 1 on Form 10-Q/A filed with the SEC on April 30, 2024 (the “First Amended Form 10-Q/A”).

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

This Amendment is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal quarter ended June 30, 2023 restatements described below. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

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

1. Restatement of Financial Statements:

In connection with a review of the Company’s periodic reports by the Staff of the SEC, and upon consultation with the Company’s auditor Centurion ZD CPA & Co. (“Centurion”), management reassessed the accounting treatment of the spin-off of Logiq’s AppLogiq/CreateApp business to the Company (then named Lovarra).  Management determined that the Company is the accounting acquiree in the AppLogiq/CreateApp business acquisition.  As the Company was a nonoperating shell corporation at the time of the transaction and did not meet the definition of a business, this transaction cannot be considered a business combination.  Instead, this transaction should be considered a capital transaction by Lovarra (the legal acquiree) where Gologiq issues shares for the net monetary assets of Lovarra accompanied by a recapitalization. The excess of the fair value of the shares issued by Gologiq over the value of the net monetary assets of Lovarra will be recognized as a reduction to equity. Based upon the above analysis, the Company will restate the transaction accordingly. In light of the above, the Company is restating its financial statements as of and for the six months ended June 30, 2023 and December 31, 2022.

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

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-Q. Upon further evaluation, the Company determined that prior year adjustments were necessary. The Company acquired substantially all the CreateApp assets from Logiq in exchange for 26,350,756 of the Company’s common shares at a price per share of $1.195411 (par value $0.001). The fair value of the common shares at the close of the transaction was $31,500,000, as determined by a valuatio
n of the business, on the acquisition date, goodwill of $7,500,000 and intangible assets of $24,000,000 were recorded. The value of CreateApp platform was revalued to $11,800,000 on February 28, 2023. This Amendment presents the Company’s financial statements with reversed goodwill and intangible assets, and corresponding impairment loss on
June 30, 2023
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

